Form 10QSB
period 1996-03-31
CLEAN X PRESS INC/ CO/
filed 1996-05-24
CIK 894847

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1996

         [ ]      TRANSACTION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT.

For the transition period from _________ to _________

Commission file number  0-20940

                               CLEAN-X-PRESS, INC.
        (Exact name of small business issuer as specified in its charter)



                                    COLORADO                                           84-1210544
(State or other jurisdiction of incorporation or organization)  (IRS Employer Identification No.)

           2351 POWELL ST., SUITE 502, SAN FRANCISCO, CALIFORNIA 94133
                    (Address of principal executive offices)

                                  415-788-8383
                           (Issuer's telephone number)



         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                                      ---   ---

         As of May 22, 1996, there were approximately 12,368,100 shares of the Company's Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS.

         The following unaudited interim financial statements of the Company, pursuant to Item 310(b) of Regulation S-B, for the quarter ended March 31, 1996, are filed as part of this Form 10-QSB.

Financial Statements:

                  Consolidated Balance Sheet at
                  March 31, 1996 and December 31, 1995 (unaudited)

                  Consolidated Statement of Operations for the three & six months ended March 31, 1995 and 1996 (unaudited)

                  Consolidated Statement of Cash Flows for the three & six months ended March 31, 1995 and 1996 (unaudited)

                  Notes to Financial Statements.

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS.

General

         Clean-X-Press, Inc. (the "Company"), formerly Patent Pending,Inc. ("PPI"), was incorporated in the State of Colorado on November 21, 1988. PPI's activities from inception through its fiscal year ended September 30, 1994, consisted primarily of reviewing possible business opportunities and acquisitions, and maintaining the business entity. PPI had no operational activities during this period and all expenses incurred were solely related to maintaining the entity and reviewing potential business opportunities.

         In October of 1994, the Company entered into a Share Exchange Agreement and Plan of Reorganization (the "Plan"), whereby the Company acquired 100% of the issued and outstanding shares of Clean-X-Press, Inc. ("CXP"), a corporation formed under the laws of the State of California on October 18, 1993. As a result of the Plan, CXP became a wholly-owned subsidiary of the Company. CXP is engaged in the business of owning and operating fabric care stores know as "Clean-X-Press," which offer a variety of fabric care services, including coin operated laundry service and dry cleaning service. CXP commenced business operations in May of 1994.

         On October 4, 1995, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with Aqua Clean International, Inc., an Arizona corporation ("ACI"), pursuant to which the Company acquired from ACI 100% of the issued and outstanding common stock of Ecoprenuer Consumer Services, Inc., an Arizona corporation ("ECSI") in exchange for 700,000 shares of the Company's common stock. ECSI was incorporated under the laws of the State of Arizona in August of 1993 and since its inception, ECSI's operations have consisted of franchising independent coin-operated laundry, dry cleaning and reverse osmosis water purification businesses. As a result of the Share Exchange Agreement, ECSI became a wholly-owned subsidiary of the Company.

Results of Operations

         Revenues for the fiscal quarter ended March 31, 1996, were primarily derived from the operation of the Company's fabric care stores and dry cleaning plant. Revenues for the three months ended March 31, 1996, were $151,504. Revenues for the three months ended March 31, 1995 were $262,350. Revenues for the quarter ended March 31, 1996 declined $110,846 (or 42.25%) compared to the fiscal quarter ended March 31, 1995. The decrease in Revenues can be attributed in significant part to the temporary closure of one of the Company's store during the quarter as a result of a leasehold dispute as well as a permanent closure of two dry cleaning agencies due to the effect of negative cash flows.

         For the fiscal quarter ended March 31, 1996, cost of revenues were $260,111 or approximately 172% of Revenues. The cost of revenues for fiscal quarter March 31, 1995 were $339,006 or approximately 129% of Revenues. The $78,895 decrease in cost of revenues for fiscal quarter ended March 31, 1996 over March 31, 1995 can be attributed in significant part to decreased wages, rent and utilities expenses.

         Consolidated selling, general and administrative ("SG&A") expenses for the fiscal quarter ended March 31, 1996 were $363,218, an increase of $16,892 over the fiscal quarter ended March 31, 1995. SG&A expenses consisted of administrative expenses for the Company's headquarters, the salaries of corporate officers and office staff, travel, accounting, legal and other professional fees, advertising and promotional costs, rent and occupancy costs. For the fiscal quarter ended March 31, 1996, the Company incurred travel expense in the approximate amount of $34,304, compared to no travel expenses for the comparable 1995 fiscal quarter. The Company incurred advertising expenses of $2,781 for the fiscal quarter ended March 31, 1996. There were no advertising expense for the comparable 1995 fiscal quarter. The Company also incurred professional fees, including accounting and legal fees in the approximate amount of $111,124, an increase of $20,978 over the comparable 1995 quarter. Salaries and benefits for the officers and administrative personnel also increased significantly over the three months ended March 31, 1995, from $98,272 to $191,136 during the fiscal quarter ended March 31, 1996. These SG&A expenses were incurred in part, in connection with the development of the Company as a public entity and the Company's efforts to expand its operations and finance such development.

         Interest expense for the fiscal quarter ended March 31, 1996 was $12,777 compared to $20,130 for the March 31, 1995 quarter. The decrease of $7535 in interest expense is a result of decrease in notes payable. Net loss for the fiscal quarter ended March 31, 1996 was $484,602, an increase of $51,490 over the net loss of $433,112 for the fiscal quarter ended March 31, 1995.

         Net loss per common share was $0.039 for the fiscal quarter ended March 31, 1996 and $0.058 for the fiscal quarter ended March 31, 1995. Net loss per common share is based on the weighted average number of common shares outstanding. There were 12,368,100 shares outstanding as at March 31, 1996, compared to 7,625,500 shares outstanding as at March 31, 1995.

         The Company believes that it will continues to incur losses from operations until such time as additional fabric care stores are developed or acquired which generate revenues which are sufficient to satisfy operational expenses. There are no assurances that franchising revenues will ever be sufficient to satisfy operational expenses or that the Company will secure the requisite financing required to acquired additional fabric care stores.

         No provision was made for Federal income tax since the Company has incurred significant net operating losses from inception.

Liquidity and Capital Resources

         Since the inception of CXP, the Company has received capital for operations and store acquisitions from private investors in the Company's securities and issuance of private party debt. During this period the Company received revenues from the operation of the Company's fabric care stores. To date, revenues have been insufficient to satisfy operating and administrative expenses. The Company, therefore, has been dependent in substantial part on private placements of its securities and loans from private parties to satisfy the differential between revenues and expenses. There are no assurances that private capital will continue to be available or that revenues from operations will increase to meet the Company's cash needs, particularly as these needs relate to the acquisition and development of additional fabric care stores, which the Company believes is required to reduce operational losses.

         The Company's consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations, has an accumulated deficit and has negative working capital, is currently unable to pay its on-going obligations as they become due, and faces significant store development issues that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described below. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount of liabilities that might result should the Company be unable to continue as a going concern.

         Management anticipates growth of revenues in 1996 from expansion of Company owned fabric care stores, and from the franchising of Clean-X-Press stores through its ECSI subsidiary. There are no assurances that increased revenues will be achieved through the expansion of Company owned fabric care stores or from franchising activities. Moreover, the Company estimates that to initiate and complete a store acquisition and development program which would result in the acquisition of enough additional Company owned stores to reach profitable operations will require the expenditure by the Company and/or a strategic partner of between $3,000,000 and $5,000,000 over the next twelve months. Operating revenues are not expected to be sufficient to fund this development program, which will need to be financed at least in part out of the proceeds, if any, from the sale of additional securities by the Company, private party debt, through payments from potential strategic partners or through a combination of these sources.

         The Company historically has been able to generate funds from private placements to provide capital for growth. The Company is currently contemplating a private placement of approximately $5,000,000 of it convertible preferred stock to fund its store acquisition and development program. However, the Company has not identified any purchasers for these shares and does not have any firm commitment from any broker-dealer firm to place the shares. The Company has however been in discussions with one broker-dealer firm to place the shares on a best efforts basis, however, no definitive agreement has been executed to date. There can be no assurance that a sufficient amount of the Company's securities will be sold to fund any of the operating needs of the Company or its development program.

         The Company anticipates a growth in franchising revenues in 1996 as the result of franchise sales by brokers or directly by the Company's ECSI subsidiary. However, no assurance can be given that such franchising revenues will be sufficient to satisfy the operating needs of the Company.

         The Company does not have any commitments from potential purchasers of any of its securities or for other financing from third parties, and there can be no assurance that the Company will be able to sell any of its securities or obtain other financing on terms attractive to the Company or at all. Should required funding for operating needs or development programs not be available to the Company through the sale of its securities, the Company anticipates that it would attempt to accelerate revenues from franchising activities through concerted marketing efforts and would attempt to reduce its operating costs by selling certain Company owned fabric care stores in an attempt to reduce its cash operating expenses to level within its anticipated revenues. The Company believes that this plan would enable it to generate sufficient cash to support such modified operations for the next twelve months, however there can be no assurance that such revenues will be sufficient to meet even these requirements. Failure by the Company to solve its liquidity problem, the solution to which is anticipated by the Company's plan, could force the Company to seek protection from its creditors under the bankruptcy laws.

         As of March 31, 1996, the Company had current assets of $69,013 and current liabilities of $3,345,120, resulting in negative working capital of $3,276,107. The Company's negative working capital position is primarily a result of $809,920 in deferred revenue associated with the sale of franchises, $1,035,449 in accounts payable, $563,559 in accrued liabilities and $677,940 in current maturities of long term obligations. At March 31, 1996, the Company's cash position had decreased $4,074.

         The Company currently has no firm commitments for material capital expenditures, with any such future commitments being dependent upon the availability of funds. The Company does not anticipate that future compliance with existing environmental and occupational safety regulations will have a significant impact on its capital expenditures or on its financial condition or future operating results.

Effect of Inflation

         The Company does not believe that general inflation would have a material effect on its operations.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Clean-X-Press, inc.

         Dated: May 22, 1996             By:   /s/ John T. Wolohan
                                               ---------------------------------
                                               John T. Wolohan
                                               CEO

         Dated: May 22, 1996             By:   /s/ Yu (Thomas) Cheung
                                               ---------------------------------
                                               Yu (Thomas) Cheung
                                               Chief Financial Officer

                      CLEAN-X-PRESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                         March 31         December 31
                                                                           1996               1995
ASSETS

CURRENT ASSETS                                                         $                  $
          Cash                                                                   0
          Due from affiliate                                                64,132             10,333
          Prepaid expenses                                                   4,881              4,026
                                                                       -----------        -----------
          Total current assets                                              69,013             14,359
                                                                       -----------        -----------

FURNITURE & EQUIPMENT - net of accumulated depreciation                  2,519,007          2,604,319

ORGANIZATION COSTS - net of accumulated amortization                        56,480             58,923

OTHER
          Deposits                                                         107,327             88,162
          Goodwill                                                         190,813            190,813
          Other assets                                                          15             44,115
                                                                       -----------        -----------
          Total assets                                                 $ 2,942,655        $ 3,000,691
                                                                       ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
          Bank overdraft                                               $    60,193        $    21,853
          Accounts payable                                               1,035,449            672,194
          Accrued liabilities                                              563,559            607,729
          Due to related parties                                            87,172             60,835
          Current maturities of long-term obligations                      506,763            475,058
          Current maturities of notes payable to affiliates                171,177            171,177
          Deferred franchise fees                                          809,920            809,920
          Other liabilities                                                110,887             80,000
                                                                       -----------        -----------
                                                                         3,345,120          2,898,766
                                                                       -----------        -----------

LONG TERM OBLIGATIONS                                                      229,963            276,313
NOTES PAYABLE TO AFFILIATES                                                 31,377             31,377
DEFERRED RENT                                                               96,997             96,997
COMMITMENTS

STOCKHOLDERS' EQUITY
          Preferred stock-$.001 par value, authorized 50,000,000
          shares, no shares issued or outstanding
          Common stock - $.001 par value, authorized 100,000,000
          shares, and 12,368,100 shares outstanding                         12,368             12,262
          Additional contributed capital                                 3,810,249          3,783,793
          Accumulated deficit                                           (4,583,419)        (4,098,817)
                                                                       -----------        -----------
          Total stockholders' equity                                      (760,802)          (302,762)
                                                                       -----------        -----------

          Total liabilities and stockholders' equity                   $ 2,942,655        $ 3,000,691
                                                                       ===========        ===========



    The accompanying notes are an integral part of these financial statements

                      CLEAN-X-PRESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three months ended                    Six months ended
                                                                          March 31.                           March 31.
                                                                  1996              1995              1996                 1995
                                                                  ----              ----              ----                 ----

REVENUES                                                     $    151,504        $   262,350        $    325,126        $   460,331

COST OF REVENUES EARNED

          Salaries & benefits                                      41,730             86,271              91,148            167,079
          Rent expenses                                            55,269            128,800             154,880            193,337
          Utilities expenses                                       32,763             45,280              57,365             77,584
          Depreciation                                             83,681             41,496             167,365             89,778
          Other                                                    46,669             37,159              81,708             59,681
                                                             ------------        -----------        ------------        -----------
             Total cost of revenues earned                        260,111            339,006             552,465            587,459
                                                             ------------        -----------        ------------        -----------

GENERAL AND ADMINISTRATIVE EXPENSES

          Salaries & benefits                                     191,136             98,272             367,350            219,876
          Professional fees                                       111,124             90,146             217,098            163,649
          Travel                                                   34,304                                 50,848
          Rent                                                     15,847             10,987              32,717             27,433
          Advertising                                               2,781                                 17,202
          Other                                                     8,027            146,921             132,072            230,216
                                                             ------------        -----------        ------------        -----------
             Total general and administrative expenses            363,218            346,326             817,286            641,174
                                                             ------------        -----------        ------------        -----------

          Loss from operations                                   (471,825)          (422,982)         (1,044,625)          (768,302)

INTEREST EXPENSES                                                  12,777             20,130              35,298             27,068
                                                             ------------        -----------        ------------        -----------

          Net loss                                           $   (484,602)       $  (443,112)       $ (1,079,923)       $  (795,370)
                                                             ============        ===========        ============        ===========

          Loss per common shares                             $     (0.039)       $    (0.058)       $     (0.088)       $    (0.104)
                                                             ============        ===========        ============        ===========

          Weighted average number of shares                    12,297,266          7,625,500          12,229,558          7,625,500
                                                             ============        ===========        ============        ===========




    The accompanying notes are an integral part of these financial statements

                      CLEAN-X-PRESS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three months ended                Six months ended
                                                                                March 31,                       March 31,
                                                                        1996              1995            1996              1995
                                                                        ----              ----            ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                 $  (484,602)       $  (443,112)     $(1,079,923)     $  (795,370)
          Adjustment to reconcile net loss to net cash used
          in operating activities:
                   Depreciation and amortization                        83,681             43,515          167,365           92,220
                   Contributed services                                                    30,000                            60,000
          Changes in assets and liabilities:
                   Due from affiliate                                  (53,799)            35,227          (55,453)         255,671
                   Prepaid expenses                                       (855)           (12,654)          (2,414)         (18,556)
                   Deposits                                            (19,165)             7,069          (21,666)         (20,865)
                   Other                                                44,100            (26,816)             (15)         (32,155)
                   Accounts payable and accrued liabilities            349,972            260,952          638,275          399,216
                   Due to related parties                               26,337               (200)          16,790          (10,000)
                   Deferred franchise fees                                                (50,000)         168,500          (50,000)
                                                                   -----------        -----------      -----------      -----------
          Total adjustments                                            430,271            287,093          911,382          675,531
                                                                   -----------        -----------      -----------      -----------
                   Net cash used in operating activities               (54,332)          (156,019)        (168,541)        (119,839)
                                                                   -----------        -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

          Investment in subsidiary                                                                        (190,813)
          Increase of organization costs                                                                   (41,413)
          Additions to furniture and equipment                                           (210,114)          (3,646)        (255,219)
                                                                   -----------        -----------      -----------      -----------
                   Net cash used in investing activities                                 (210,114)        (235,872)        (255,219)
                                                                   -----------        -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

          Overdrafts                                                    38,340             15,792           60,193           43,357
          Increase of notes payable                                     44,855             98,300          129,636          147,300
          Payments of notes payable                                    (59,500)            (2,250)        (113,196)         (77,066)
          Issuance of common stock                                      26,563            254,290          314,559          254,291
                                                                   -----------        -----------      -----------      -----------
                   Net cash provided by financing activities            50,258            366,132          391,192          367,882
                                                                   -----------        -----------      -----------      -----------

TOTAL DECREASE IN CASH                                                  (4,074)              --            (13,221)          (7,176)

CASH AT BEGINNING OF PERIOD                                              4,074               --             13,221            7,176

                                                                   -----------        -----------      -----------      -----------
CASH AT END OF PERIOD                                              $      --          $      --        $      --        $      --
                                                                   ===========        ===========      ===========      ===========



    The accompanying notes are an integral part of these financial statements

                       CLEAN-X-PRESS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 1996 and 1995

1. - BASICS OF PRESENTATION

         The accompanying financial statements have been prepared in accordance with the instruction to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes thereto included in the Registrant's Form 10-KSB for the year ended September 30, 1995.

2. - NET LOSS PER SHARE

Net loss per share is computed based on the weighted average number of shares outstanding.

3. - GOING CONCERN CONSIDERATIONS

As of March 31, 1996, the Company has an accumulated deficit of $4,583,419 and its current liabilities exceed its current assets by $3,276,107. For the three month period ended March 31, 1996, the Company incurred a net loss of $484,602.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operation. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Management has taken the following steps which it believes are sufficient to provide the Company with the ability to meet its operating and financial requirements and to continue in existence: the Company is in the process of establishing franchise operations through the acquisition of a licensed franchisor: the Company has entered into a contract to license 25 stores through the broker. The Company has received an initial franchise fee of $65,000 per store for 10 stores upon execution of the agreement; the Company's internal projections anticipate generating cash receipts of approximately $3,120,000 in fiscal year ending September 30, 1996 from the sale of new franchises; additionally, the Company will earn a royalty fee of 5% of the net revenues of the stores plus a management fee beginning in the seventh month after the stores begin operations.

Additionally, the Company is planning a private offering memorandum for the sale of convertible preferred stock. The Company anticipates raising up to $5,000,000 under this offering which the Company believes will be sufficient to meet its operating and debt services requirements through fiscal year 1996.

4.       PRO FORMA INFORMATION

The following condensed pro-forma information presents the results of operations of the Company as if the acquisition of Ecopreneur has occurred on October 1, 1995 and 1994 respectively. the acquisition has been accounted for as a purchase.

                                   Three month         Three month
                                   period ended        period ended
                                   March 31, 1996     March 31, 1995
                                   --------------     --------------

         Revenue                     $ 151,504          $ 262,350

         Net Loss                    $(484,602)         $(443,112)

         Loss per common share       $   (.039)         $   (.058)