Form 10-Q
period 2011-06-30
Carlyle Gaming & Entertainment, Ltd.
filed 2011-08-19
CIK 894847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to _________

Commission File Number: 0-20940

CARLYLE GAMING & ENTERTAINMENT LTD.
(Exact Name of Registrant as Specified in its Charter)

Colorado	84-1210544
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification Number)

501 Fifth Avenue
New York, NY 10017
(Address of Principal Executive Offices)

212-682-7888
(Registrant Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Accelerated Filer [ ]	Smaller Reporting Company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: The Issuer had 41,093,601 shares of Common Stock, par value $.001, outstanding as of August 14, 2011.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report on Form 10-Q (this “Report”) includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, capital expenditures, financing needs and other information that is not historical information and, in particular, appear in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Report. When used in this Report, the words “estimates,” “expects,” “anticipates,” “forecasts,” “plans,” “intends,” “believes,” “seeks,” “may,” “will,” “should” and variations of these words or similar expressions (or the negative versions of any these words) are intended to identify forward-looking statements. However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements, including, without limitation, management’s examination of historical operating trends, are based upon our current expectations and various assumptions. Our expectations, beliefs and projections are expressed in good faith and we believe there is a reasonable basis for them.

There are a number of risks and uncertainties that could cause our actual results to differ materially from the results referred to in the forward-looking statements contained in this Report. Important factors outside the scope of our control could cause our actual results to differ materially from the results referred to in the forward-looking statements we make in this Report. Without limiting the foregoing, if we are unable to acquire approvals or consents from third parties or governmental authorities with respect to our new business model, our plans to commence our new business may become irrevocably impaired.

All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report. Except to the extent required by applicable laws and regulations, the Company undertakes no obligation to update these forward-looking statements to reflect events or circumstances after the date of this Report or to reflect the occurrence of unanticipated events.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Carlyle Gaming & Entertainment Ltd..

CARLYLE GAMING & ENTERTAINMENT LTD.
(A DEVELOPMENT STAGE COMPANY)
(A COLORADO CORPORATION)
New York, New York

FINANCIAL REPORTS
AT
June 30, 2011

CARLYLE GAMING & ENTERTAINMENT LTD.
(A DEVELOMENT STAGE COMPANY)
(A COLORADO CORPORATION)
New York, New York

TABLE OF CONTENTS

Balance Sheets (Unaudited) As at June 30, 2011 and December 31, 2010	F-3

For the three and six month periods ended June 30, 2011 and June 30, 2010 and for the period from quasi reorganization June 18, 2007 to June 30, 2011(Unaudited)	F-4

Statements of Cash Flow For the three and six month periods ended June 30, 2011 and June 30, 2010 and for the period from quasi reorganization June 18, 2007 to June 30, 2011 (Unaudited)	F-7

Notes to Consolidated Financial Statements	F-8 - F-13

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
BALANCE SHEETS
(Uaudited)
As at June 30, 2011 and December 31, 2010

	June 30	December 31
	2011	2010
ASSETS
Intangible asset - Note 4
Rights to gaming software and domains	$1,100,000	$1,100,000
Total Assets	$1,100,000	$1,100,000
LIABILTIES
Current liabilities
Accrued liabilities	$63,500	$35,500
Accrued liabilities - related parties - Note 5	1,187,565	894,080
Notes payable to related party - Note 6	1,100,000	1,100,000
	2,351,065	2,029,580
Going Concern - Note 3
Contingency - Note 8
STOCKHOLDERS' EQUITY
Capital Stock - Note 7
Authorized:
100,000,000 common stock with a par value of $0.001
50,000 000 preferred stock without par value
Issued and outstanding
41,093,601 common stock	41,094	41,094
Defict accumulated during the development stage	(1,292,159)	(970,674)
Total Stockholders' Equity	(1,251,065)	(929,580)

Total Liabilites and Stockholders' Equity	$1,100,000	$1,100,000

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the three and six month periods ended June 30, 2011 and June 30, 2010
And for the period from quasi reorganization June 18, 2007 to June 30, 2011
(Unaudited)

					For the period
					from quasi
	For the three months		For the six months		reorganization,
	Ended June 30		Ended June 30		June 18, 2007 to
	2011	2010	2011	2010	June 30, 2011
Expenses
Interest to related party	$15,683	$14,386	$30,994	$29,412	$108,668
Office and sundry	17,491	-	17,491	-	17,491
Management salaries	135,000	122,500	270,000	245,000	1,140,000
Professional fees	1,000	-	3,000	4,000	26,000
Total expenses	169,174	136,886	321,485	278,412	1,292,159

Net loss and comprehensive loss for the period	$(169,174)	$(136,886)	$(321,485)	$(278,412)	$(1,292,159)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	41,093,601	41,093,601	41,093,601	41,093,601

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from quasi reorganization, June 18, 2007 to June 30, 2011
(Unaudited)

				Deficit
				Accumulated
			Share	during the
	Common Stock		subscriptions	development
	Shares	Amount	receivable	stage	Total

June 18, 2007, quasi re-organization	6,523,667	$6,524		$-	$6,524

Net loss and comprehensive loss, December 31, 2007	-	-	-	(1,500)	(1,500)

Balance, December 31, 2007	6,523,667	6,524	-	(1,500)	5,024

Issuance of shares for cash to be received, May 15, 2008	1,569,934	1,570	(1,570)		-

Issuance of shares for cash to be received, June 30, 2008	11,000,000	11,000	(11,000)	-	-

Issuance of shares for cash to be received, July 15, 2008	4,000,000	4,000	(4,000)	-	-

Issuance of shares for cash to be received, October 10, 2008	3,750,000	3,750	(3,750)	-	-

Net loss and comprehensive loss, December 31, 2008	-	-	-	(2,000)	(2,000)

Balance, December 31, 2008	26,843,601	26,844	(20,320)	(3,500)	3,024
Continued

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY (continued)
For the period from re-organization, June 18, 2007 to June 30, 2011
(Unaudited)

			Share	Deficit Accumulated
	Common Stock		subscriptions	during the
	Shares	Amount	receivable	development	Total
Balance, December 31, 2008	26,843,601	26,844	(20,320)	(3,500)	3,024

Issuance of shares for cash to be received, Feb 16, 2009,	13,000,000	13,000	(13,000)	-	-

Issuance of shares for cash to be received, May 11, 2009,	1,250,000	1,250	(1,250)	-	-

34,569,934 common stock issued for debt on share subscriptions	-	-	34,570	-	34,570

Net loss and comprehensive loss, December 31, 2009	-	-	-	(388,569)	(388,569)

Balance, December 31, 2009	41,093,601	41,094	-	(392,069)	(350,975)

Net loss and comprehensive loss, December 31, 2010	-	-	-	(578,605)	(578,605)

Balance, December 31, 2010	41,093,601	41,094	-	(970,674)	(929,580)

Net loss and comprehensive loss, June 30, 2011				(321,485)	(321,485)
Balance, June 30, 2011	41,093,601	$41,094	$-	$(1,292,159)	$(1,251,065)

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the three and six month periods ended June 30, 2011 and June 30, 2010
And for the period from quasi reorganization June 18, 2007 to June 30, 2011
(Unaudited)

			For the period
			from quasi
	For the six months		reorganization,
	Ended June 30		June 18, 2007 to
	2011	2010	June 30, 2011
Operating activities
Net loss and comprehensive loss for the period	$(321,485)	$(278,412)	$(1,292,159)
Changes in non-cash working capital balances
Accrued liabilities	28,000	4,000	63,500
Accrued liabilities - related parties	293,485	274,412	1,228,659
Cash provided by (used in) operating activities	-	-	-

Investing activities
Purchase of rights to gaming software	-	-	-
Cash provided by (used in) investing activities	-	-	-

Financing activites
Notes payable	-	-	-
Cash provided by (used in) financing activities	-	-	-

Increase (decrease) in cash and cash equivalents during the period	-	-	-
Cash and cash equivalents, beginning of the period	-	-	-
Cash and cash equivalents, end of the period	$-	$-	$-

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Recognition of goodwill and 6,523,667 shares of common stock	$-	$-	$240,000
34,569,934 shares issued for debt	$-	$-	$34,570

Cash paid for:
Interest	$30,994	$29,412	$108,668
Income taxes	$-	$-	$-

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
Financial Statements
June 30, 2011
Unaudited

Note 1	Incorporation and quasi reorganization

Carlyle Gaming & Entertainment Ltd (the “Company”) was incorporated as Clean-X-Press, Inc. on January 4, 1988 under the laws of the State of Colorado. On November 1, 1998, the Company was dissolved by the State of Colorado and on July 18, 2007, the Company was re-instated, under a sole corporate guardianship. The Company has treated this event as a quasi reorganization..

Since July 18, 2007, the Company has been in the development stage (see below), devoting its efforts to the establishment of an online gaming business.

On May 15, 2008, the Company changed its name to Carlyle Gaming & Entertainment Ltd. On that same day, the Directors authorized a reverse stock split of 1:15. These financial statements give retroactive effect to that roll back.

Note 2 – Interim reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited December 31, 2010 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 30, 2011 financial statements.

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

Note 3	Significant Accounting policies

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities

Carlyle Gaming & Entertainment Ltd.
Financial Statements
June 30, 2011
Unaudited

Going Concern - continued

should the Company be unable to continue as a going concern. At June 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $1,292,159 since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans

Revenue Recognition

The Company recognizes revenue when a contract is in place, goods and services are delivered to the purchaser and collectability is reasonably assured.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Changes in estimates are recognized in accordance with the accounting rules for the estimate, which is typically in the period when new information becomes available to management. Actual results could differ from those estimates.

Fair Value Measurements

The Company follows ASC 820, “Fair Value Measurements and Disclosures,” for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. This accounting standard established a single definition of fair value and a framework for measuring fair value, sets out a fair value hierarchy to be used to classify the source of information used in fair value measurement and expands disclosures about fair value measurements required under other accounting pronouncements. It does not change existing guidance as to whether or not an instrument is carried at fair value. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as inherent risk, transfer restrictions and credit risk. The Company has adopted ASC 825, “Financial Instruments”, which allows companies to choose to measure eligible financial instruments and certain other items at fair value that are not required to be measured at fair value. The Company has not elected the fair value option for any eligible financial instruments.

Carlyle Gaming & Entertainment Ltd.
Financial Statements
June 30, 2011
Unaudited

Financial Instruments

The carrying values of accrued liabilities, and accrued liabilities – related parties and notes due related parties approximates the fair value because of their short-term nature of these instruments or their interest rate. Management is of the opinion that the Company is not exposed to significant currency or credit risks arising from these financial instruments. The interest rate on the note payable to related party is a variable rate and, as such, the Company is exposed to interest risk on this instrument.

Development Stage Company.

The Company is a development stage company as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-915, “Development Stage Entities”. The Company is still in the developmental stage, devoting substantially all of its present efforts to establish its business and its planned principal operations have not commenced, as only one subsidiary has started to realize some revenues but has not achieved full operations. All losses accumulated since re-organization have been considered as part of the Company’s development stage activities.

Other Intangibles

Software, licenses and other rights have been capitalized in accordance with ASC Topic 350-40 “Intangibles – Goodwill and Other – Internal-Use Software.” Amortization will begin when the software is ready for its intended use and calculated on a straight line basis over its estimated useful life.

Impairment of Long-Lived Assets

The Company evaluates the recoverability of its fixed assets and other assets in accordance with FASB ASC Topic, 360.10, Property, Plant and Equipment, Impairment or Disposal of Long-Lived Assets. This guidance requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds its expected cash flows, it is considered to be impaired and is written down to fair value, which is determined based on either discounted future cash flows or appraised values. No impairment has been recognized in the accounts.

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC Topic 260, "Earnings Per Share". This topic requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti dilutive.

Carlyle Gaming & Entertainment Ltd.
Financial Statements
June 30, 2011
Unaudited

Income Taxes

The Company follows FASB ASC Topic 820, “Income Taxes” which requires the use of the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2011 and December 31, 2010, the Company did not have any cash equivalents.

Derivative Instruments

The Company follows FASB ASC 815, “Derivatives and Hedges”. This standard establish accounting and reporting requirements for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change. The Company has not entered into derivative contracts to hedge existing risks or for speculative purposes.

Recent Accounting Pronouncements

The Company adopts new pronouncements relating to generally accepted accounting principles applicable to the Company as they are issued, which may be in advance of their effective date. Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Note 4	Rights to gaming software and domains

On July 21, 2009, the Company purchased all the business rights, including domain names, trademarks, proprietary software codes, company intellectual property and formulas for $1,100,000. The assets purchased will enable the Company to operate an online gaming site. The site is not yet operational and no amortization has been charged.

Carlyle Gaming & Entertainment Ltd.
Financial Statements
June 30, 2011
Unaudited

Note 5	Accrued liabilities – related parties

Accrued liabilities, due to related parties, consist of the following:

	June 30	December 31
	2011	2010
Interest on notes	$108,668	$77,674
Management salaries	1,078,897	816,406
	$1,187,565	$894,080

Note 6	Notes payable to related party

The notes payable are due to a director and major shareholder and bear interest at prime plus 2%. Although payable on demand, such demand for repayment shall not be made by the lender until the earlier of (1) December 31, 2011 or (2) the date upon which the Company is in receipt of revenue from sales of products or services or sale of equity securities.

Note 7	Capital stock

On July 15, 2007 the Company completed a quasi reorganization when the District Court, Arapahoe County, State of Colorado granted guardianship with full and absolute authority to conduct the affairs of the Company. At that time there were 97,855,005 shares of common stock issued and outstanding.

On May 15, 2008 the Directors authorized a reverse stock split of 1:15. These statements give retroactive effect to that transaction.

On May 15, 2008 the Company issued 1,569,934 shares at $.001 per share for a note receivable. The expected proceeds were recorded as subscriptions receivable.

On June 30, 2008 the Company issued 11,000,000 shares at $.001 per share for a note receivable. The expected proceeds were recorded as subscriptions receivable.

On July 15, 2008 the Company issued 4,000,000 shares at $.001 per share for a note receivable. The expected proceeds were recorded as subscriptions receivable.

On October 10, 2008 the Company issued 3,750,000 shares at $.001 per share for a note receivable. The expected proceeds were recorded as subscriptions receivable.

On February 16, 2009 the Company issued 13,000,000 shares at $.001 per share a note receivable. The expected proceeds were recorded as subscriptions receivable.

On May 11, 2009 the Company issued 1,250,000 at $.001 per share shares for a note receivable. The expected proceeds were recorded as subscriptions receivable.

Carlyle Gaming & Entertainment Ltd.
Financial Statements
June 30, 2011
Unaudited

Effective December 31, 2009, the major shareholder applied a portion of the unpaid management wages that were owed to him against share subscriptions receivable. No subscriptions remain unpaid.

As at June 30, 2011, there were no shares subject to options, warrants or other agreements.

Note 8	Contingency

In the event of the sale of a majority of the shares of common stock of the Company to a third party, the current Board of Directors and Officers have employment contracts that stipulate they will receive a bonus, the aggregate of which would be at least $1,080,000.

Note 9	Security agreement

The Company entered into a Loan and Security agreement with Intercapital Management Ltd. whereby Intercapital Management Ltd. made available a line of credit of $1,000,000. In consideration for the line of credit, the Company granted a security interest by way of: (i) accounts; (ii) software and hardware; (iii) contract rights; and (iv) fixed assets and other assets. Interest is charged at the prime rate plus 2%. The term of the agreement shall continue until the latest of: (a) 60 days after either party provides written notice of termination to the other. The agreement is also personally guaranteed by our Chief Executive Officer.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Report. This Report contains certain forward-looking statements and the Company's future operating results could differ materially from those discussed herein. Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates," "expects" and the like, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as the Company intends to issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, the Company is ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Introduction

We were incorporated in Colorado on January 4, 1988 under the Company's previous name Patent Pending, Inc. a private company. A change of control of the Company occurred in October 1994 and the Company changed its name from "Patent Pending, Inc. " to "Clean-X-Press, Inc.", Another change of control of the Company occurred on May15, 2008 , the Company changed its name to Carlyle Gaming & Entertainment Ltd. ,its symbol changed to CGME and established a fiscal year end of December 31.

Our business office is located at 501 Fifth Avenue New York,, NY 10017. This location is adequate for our current needs. Our telephone number is 212-682-7888 and our facsimile is 917-591-2291.

.

Our Business

We specialize in owning and operating legal and licensed interactive software-based games of chance including sports wagering facilities which are offered as an online service accessible world-wide through the Internet in legal and licensed jurisdictions. On April 3, 2011, we established a Canadian subsidiary Carlyle Interactive Ltd.

Carlyle Interactive Ltd. has been established to engage in the design, development, manufacturing, distribution and sale of technology based gaming solutions for the regulated gaming industry worldwide. Carlyle Interactive Ltd. solutions are server-based and utilizes a multi-gaming platform and hardware architecture, such as electronic gaming tables, multi gaming terminals and mobile gaming devices. Carlyle Interactive Ltd. software allows the licensed user a central reporting module that protects the integrity of an entire gaming operations network by tracking gaming revenue for auditing and taxing purposes.

Carlyle Interactive Ltd. solutions are designed to improve gaming operator profitability, productivity and security while providing players with popular and cutting-edge gaming entertainment content and maximizing their playing experience. Carlyle Interactive Ltd. utilizing the latest technology will develop gaming solutions and services for Carlyle Gaming & Entertainment Ltd. in the markets it currently serves as well as to address new domestic and international opportunities.

Carlyle Interactive Ltd. solutions allow casino and other gaming venue operators to improve profitability, productivity and security.

The games on the Carlyle websites use software technology that provides enhanced sound and graphics, and allows real time interactivity within a user's own web browser. A customer has the option of loading and playing casino games through their web browser with no downloading, or a customer may download either the entire web site or individual games in order to achieve faster play. Once the necessary software has been downloaded, a customer is required to provide certain personal and financial information, including a user name and password, in order to open an account. A person need not open an account in order to browse the Carlyle websites without playing any games. In order to play games and make "live" wagers, a person must purchase electronic commerce (e-cash) which is only available in legal and licensed jurisdictions.

Once a customer has an account balance, the customer may play various casino style games which currently include Slots, Blackjack, Video Poker, Roulette, Mini Baccarat, Sic Bo, Keno and various poker games. Many of the games have several variations with minimum and maximum betting ranges. The customer may also use their account to place wagers on sporting events, including all major professional sports and other events worldwide with respect to which a betting line (or sports book) has been established. Winnings (in various currencies) are automatically credited to a customer's account. A customer is free to withdraw all or part of his winnings, review his account balance or make additional deposits to his account at any time.

The Company does not require patrons to maintain a minimum account balance or place any restrictions on amounts accumulated through winnings. The Company has, however, established a maximum bet limit for new customers, although it may, at its discretion, grant custom wagering and account options to its regular customers based upon their established profiles. At the present time, the Company does not intend to extend credit services to its patrons. In addition to the foregoing, management has agreed to adhere to the Code of Conduct of the Interactive Gaming Council, a gaming industry organization of which the Company is a member. Among other things, the Code of Conduct requires Interactive Gaming Council members to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtail compulsive gambling. Moreover, the Company's managers may suspend a patron's account activity at any time if they suspect or observe compulsive gambling behavior. Notwithstanding these procedures, however, there can be no assurance that the Company will be able to successfully identify or curtail compulsive gambling by its patrons.

The Company has designed it's websites to be an entertaining, interactive, real time playing experience that provides maximum privacy and security to the customer. With respect to customer privacy and security, the Company does not disclose any personal or wagering information relating to any customer, and access to the customer's account (e.g., for account review, deposits or cash-out) is password protected.

On June 1, 2008, the Company entered into a Common Stock Purchase Agreement with Dobrosoft Ltd. and Dobrosoft Ltd. shareholders; Mr. Vinko Dobrosevic, Mr. Spiros Athanas and Mr. Borut Lozej for one hundred (100%) of the business rights including Domain names, trademarks, proprietary software source codes and company intellectual property of Dobrosoft Ltd. During the due diligence period the Company discovered a material adverse change in the financial position of Dobrosoft Ltd and terminated its agreement with them in September 2008.

In July 2009, the Company purchased one hundred (100%) of the business rights including Domain names, trademarks, proprietary software source codes and company intellectual property of SJCG Company Limited for $300,000 cash.

In November 2009, the company purchased all of the credit card clearing operations from SJCG Company Limited for $800,000. in cash.

We commenced our current operations in September 2010 and launched two web sites: www.betcarlyle.com and www.carlylegaming.com.

Carlyle Gaming & Entertainment Ltd. is the owner and operator of several Internet casino Web sites including the sites located at www.betcarlyle.com, www.carlylegaming.com, www.betcarlyle.eu and www.carlylegaming.eu.

Several other country specific licensed Web sites are currently under development. We plan to focus our initial sales efforts in licensed jurisdictions in Europe such as Italy, Ireland, Spain, France, and United Kingdom and in South America licensed jurisdictions such as Chile, Brazil and Argentina. CARLYLE licenses and owns casino gaming and sports book software and the electronic commerce (e-cash) and transaction processing software utilized by the Company’s web sites.

CARLYLE earns income through revenues associated with the wagering activities of its Online Casino users.

We were a public non-reporting entity that was traded on the Over-the-Counter Pink Sheets under the stock ticker “CGME” On March 13, 2009, The Securities and Exchange Commission (“Commission”) deemed it necessary and appropriate for the protection of investors to accept an Offer of Settlement submitted by Carlyle Gaming & Entertainment Ltd. pursuant to Rule 240(a) of the Rules of Practice of the Commission, 17 C.F.R. § 201.240(a), for the purpose of settlement of these proceedings initiated against Carlyle Gaming & Entertainment Ltd. on February 12, 2009, pursuant to Section 12(j) of the Securities Exchange Act of 1934 (“Exchange Act”). Pursuant to Section 12(j) of the Exchange Act, the registration of each class of Carlyle Gaming & Entertainment Ltd. securities registered pursuant to Exchange Act Section 12 was revoked.

COMPETITION

We compete with a number of public and private companies, which provide electronic commerce and/or Internet gaming software. In addition to known current competitors, traditional land-based casino operators and other entities, many of which have significant financial resources, and occupy entrenched position in the market and name-brand recognition, may provide Internet gaming services in the future, and thus become our competitors. As well. Such companies may be able to require that their own software, rather than the software of others, including our gaming software or our e-cash systems and support, be used in connection with their payment mechanisms.

The barriers to entry into most Internet markets are relatively low, making them accessible to a large number of entities and individuals. We believe the principal competitive factors in our industry that create certain barriers to entry include but are not limited to reputation, technology, financial stability and resources, proven track record of successful operations, critical mass (particularly relating to online poker), regulatory compliance, independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the market, it is likely that new competitors as well as laws and regulations of governmental authority will be established in the future, in addition to our known current competitors.

Increased competition from current and future competitors may in the future materially adversely affect our business, revenues, operating results and financial condition.

business, revenues, operating results and financial condition.

Industry Regulations/Standards

We are subject, both directly and indirectly, to various laws and regulations relating to our business. See “Risk Factors — We are subject to local laws and regulations in the U.S. If any of the laws are amended, compliance could become more expensive and directly affect our income.” We intend to comply with such laws, but new restrictions may arise that could materially adversely affect our Company.

Company Website

We maintain a website at www.carlylegaming.com

Financial Condition, Liquidity and Capital Resources

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words “we”, “our” or “us” refer to the Company and not to the selling stockholders.

We have a limited operating history that you can use to evaluate us, and the likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company.

We have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

We will require financing to achieve our current business strategy and our inability to obtain such financing could prohibit us from executing our business plan and cause us to slow down our expansion of operations.

We will need to raise additional funds through public or private debt or sale of equity to achieve our current business strategy. Such financing may not be available when needed. Even if such financing is available, it may be on terms that are materially adverse to your interests with respect to dilution of book value, dividend preferences, liquidation preferences, or other terms. Our capital requirements to implement our business strategy will be approximately $613,405. Moreover, in addition to monies needed to continue operations over the next twelve months, we anticipate requiring additional funds in order to implement our plan of operations. No assurance can be given that such funds will be available or, if available, will be on commercially reasonable terms satisfactory to us. There can be no assurance that we will be able to obtain financing if and when it is needed on terms we deem acceptable. If we are unable to obtain financing on reasonable terms, we could be forced to delay or scale back our plans for expansion. In addition, such inability to obtain financing on reasonable terms could have a material adverse effect on our business, operating results, or financial condition.

Our future success is dependent, in part, on the performance and continued service of our Senior Executives. Without their continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Sandy John Masselli, Jr. our Chief Executive Officer and Director and Mr. Pat Cicalese our Vice President of Operations and Director. We currently do not have an employment agreement with Mr. Sandy John Masselli, Jr. or with Mr. Pat Cicalese. The loss of their services could have a material adverse effect on our business, financial condition or results of operation.

Our auditor has expressed substantial doubt as to our ability to continue as a going concern.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. At December 31, 2010, the Company had not yet achieved profitable operations, has accumulated losses of $970,674 since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans. If we cannot generate sufficient revenues from our services or seek additional funding , we may have to delay the implementation of our business plan.

Risks Related to the Industry

Our business has been and may continue to be materially affected by changes to, or interpretation of, government regulation around the world that may apply to online gaming.

The Company is subject to applicable laws in the jurisdictions in which they operate. Some jurisdictions have introduced regulations attempting to restrict or prohibit Internet gaming, while other jurisdictions have taken the position that Internet gaming is legal and have adopted or are in the process of considering legislation to regulate Internet gaming.

While the U.K. and other European countries such as Malta and Gibraltar are adopting a regulated online gaming approach, there are some opposing views. Some countries, including Italy, Germany and France, where there are state-owned monopolies, are taking action aimed at banning foreign online gaming operators. Such actions by these European Union (E.U.) member states are in conflict with a decision of the European Court of Justice that challenges the monopolies and have prompted the European Commission (EC) to look at creating new legislation that could harmonize online gaming within the E.U., which is in line with the EC’s goal to encourage a free and open cross-border market. There is no indication that any such directives will be introduced in the near term. In the meantime, however, the EC has initiated infringement proceedings against some member states in relation to perceived breaches of Articles 43 and 49 of the EC Treaty (which articles enshrine the principles of freedom of establishment and movement of services). Any decision of the European Court of Justice or legislation promulgated by the EC that effectively prohibits online gaming in E.U. member states could have a severe material adverse effect on our business, revenues, operating results and financial condition.

As companies and consumers involved in Internet gaming are located around the globe, including our licensees and their players, there is uncertainty regarding which government has authority to regulate or legislate the industry. Legislation designed to prohibit Internet gaming was enacted on October 13, 2006 in the United States (UIGEA), and may be adopted in other jurisdictions.

Future decisions may have a material impact on our operations and financial results. There is a risk that governmental authorities may view us as having violated the local law of their end users requirement that each licensee is licensed to operate an Internet gaming business by the governmental authority of the country in which the gaming servers associated with the licensees’ gaming operations are located. Therefore, there is a risk that civil and criminal proceedings, including class actions brought by or on behalf of public entities or private individuals, could be initiated against us, our licensees, Internet service providers, credit card processors, advertisers and others involved in the Internet gaming industry and could involve substantial litigation expense, penalties, fines, injunctions or other remedies or restrictions being imposed upon us or our licensees or others while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, revenues, operating results and financial condition.

There can be no assurance that prohibiting legislation will not be proposed and passed in potentially relevant jurisdictions to legislate or regulate various aspects of the Internet or the Internet gaming industry. The burden of compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations.

There have recently been a number of legal developments associated with the manner in which the business of gaming, and in particular, Internet gaming, is treated in the U.K. and Continental Europe. Some of these developments can be considered as positive and some as negative. In this regard a brief summary of the regulatory situation in the U.K. and Europe follows:

United Kingdom

In September 2007, the U.K. Gambling Act went into effect , which regulates online gaming for the first time in that jurisdiction. Most of the underlying codes in relation to entities established in the U.K., or marketing into the U.K. have now been enacted. However, there is no assurance that the U.K. regulatory regime as interpreted by the Gambling Commission, the Gambling Act’s regulator, will provide a commercially-viable market and may create restrictions that would have a material adverse effect on Carlyle Gaming's customers, business, revenues, operating results and/or financial condition.

Continental Europe

France and Germany:

France and Germany in particular appear to be moving towards imposing greater restrictions on internet gaming operators, both by virtue of proposed changes to legislation and through heightened enforcement measures. In June of 2008, according to the French budget minister, France is set to begin a “controlled opening up” of online gambling markets over the next 18 months. It is possible that adverse legal developments in these countries could have a material adverse impact on the Company . As of January 1, 2008, an extensive ban outlawing almost all forms of online gambling has been ratified by at least 13 of 16 German states. This ban, known as the German Interstate Treaty (“GST”), bans all Web-based gambling or brokering of all wagering and betting games over the Internet, specifically including the placement of bets with companies located in other countries. The GST, however, is currently subject to an appeal before the European Commission.

Italy:

Recent willingness by the Italian government to regulate certain forms of Internet gaming could be perceived as indicative of a liberalization of the Internet gaming industry as a whole in that country. However, at present, the form of regulation put forward has failed to create attractive market conditions for many operators. As such, notwithstanding the fact that this market may appear to be liberalizing, in practice, they have not liberalized in a manner, or to a degree, that is helpful to the Company.

Spain:

Madrid’s regional government has recently implemented new legislation to regulate Internet gaming but it only permits services to be supplied by the licensed entity to Madrid residents. Therefore obtaining a license may be of little commercial value to the Company. Other regions may follow suit. However Spain historically has taken little or no enforcement action against operators of Internet gaming which are based outside the jurisdiction. There is no guarantee however that this position will remain the same if the system of regulation becomes more widespread (so as to create a value in obtaining a license).

Holland:

The Dutch market and the Dutch government has consistently taken steps to support and protect Holland Casino’s monopoly including taking legal action against Internet gaming operators. In the event that the Dutch government seeks to take further steps to protect the online business of Holland Casino by discouraging other operators from operating in the Dutch marketplace, either through changes in legislation or enforcement measures, the Company’s intended operations in the Dutch marketplace could be adversely impacted.

Scandinavia:

Governments in most Scandinavian countries have attempted to discourage their citizens from gambling with online operators by taxing their citizens’ winnings. Generally speaking, winnings realized through a state sponsored operator are not taxable, but winnings from other sources can be subject to inconsistent application of taxation law in relation to domestic and non-domestic products in the E.U. Until such time as the tax authorities in the various countries make an official pronouncement on the manner in which these tax laws will be applied, it is unclear as to what impact these tax policies will have on the business of the Company. In Norway, The government banned online gambling in December 2008, a ban that come into force by the end of 2009. The ban, challenged by the E.U., means only state-owned gambling services will remain legal. In Denmark, the state monopoly on online gambling is being reconsidered by Danish government in light of European Union criticism.

United States

Since the enactment of Unlawful Internet Gambling Enforcement Act "UIGEA" in October 2006, the Company is prohibited from taking any wagers from the U.S. The UIGEA made it illegal to accept any funds connected with unlawful Internet gaming, although some U.S. enforcement agencies claimed that previous existing legislation similarly outlawed both the supply and related payments. We intend to derive our revenues from sources outside of the U.S.

U.S. banks have ceased to accept online gaming transactions. This has inhibited the growth of the industry and our business.

With the enactment of the UIGEA, financial institutions in the United States ceased to accept online gaming transactions. This event continued to have a negative impact on the Internet gaming industry as a whole. There can be no assurance that other financial institutions or credit card issuers outside the United States will not enact additional restrictions. Any such developments would have a material adverse effect on our business, revenues, operating results and financial condition. The loss of a major payment option could have a material adverse affect on our business. In the occurrence online gaming transactions are again accepted in the United States, we would expect revenues and earnings to increase.

There can be no assurance that our systems and measures in place will or can guarantee protection against fraudulent activities and unauthorized access from minors, which could have a material adverse effect on our reputation, business, revenue, operating results and financial conditions. We attempt to mitigate these concerns with systematic controls and a dedicated fraud team. There is an audit trail for every transaction contrary to land-based gaming activities that are primarily cash processors. As well, we establish relationships with financial institutions that are subject to stringent banking regulations in their respective jurisdictions.

The adoption of new laws or changes to or the application of existing laws relating to Internet commerce may affect the growth of our business.

In addition to regulations pertaining specifically to online gaming, we may become subject to any number of laws and regulations that may be adopted with respect to the Internet and electronic commerce. New laws and regulations that address issues such as user privacy, pricing, online content regulation, taxation, advertising, intellectual property, information security, and the characteristics and quality of online products and services may be enacted. As well, current laws, which predate or are incompatible with the Internet and electronic commerce, may be applied and enforced in a manner that restricts the electronic commerce market. The application of such pre-existing laws regulating communications or commerce in the context of the Internet and electronic commerce is uncertain. Moreover, it may take years to determine the extent to which existing laws relating to issues such as intellectual property ownership and infringement, libel and personal privacy are applicable to the Internet.

The adoption of new laws or regulations relating to the Internet, or particular applications or interpretations of existing laws, could decrease the growth in the use of the Internet, decrease the demand for our products and services, increase our cost of doing business or could otherwise have a material adverse affect on our business, revenues, operating results and financial condition.

Risks Related to Our Business

Most major economies are in a deep recession and unless these economies improve it will adversely impact our business.

The ability to successfully deploy our business model is heavily dependent upon the general state of the economy. We cannot assure you that favorable conditions will exist in the future. A continued long term economic recession in could have a serious adverse economic impact on us and our ability to obtain funding and generate projected revenues. Current global financial conditions have been characterized by increased volatility and several financial institutions have either gone into bankruptcy or have had to be rescued by governmental authorities.

Our business depends on the reliability of the infrastructure that supports the Internet and the viability of the Internet.

The growth of Internet usage has caused frequent interruptions and delays in processing and transmitting data over the Internet. There can be no assurance that the Internet infrastructure or the Company’s own network systems will continue to be able to support the demands placed on it by the continued growth of the Internet, the overall online gaming industry or that of our customers.

The Internet’s viability could be affected if the necessary infrastructure is not sufficient, or if other technologies and technological devices eclipse the Internet as a viable channel.

End-users of our software depend on Internet Service Providers (“ISPs”), online service providers and our system infrastructure for access to the Internet gaming sites operated by our licensees. Many of these services have experienced service outages in the past and could experience service outages, delays and other difficulties due to system failures, stability or interruption. Our licensees may lose customers as a result of delays or interruption in service, including delays or interruptions relating to high volumes of traffic or technological problems. As a result, we may not be able to meet a level of service that we have contracted for, and we may be in breach of our contractual commitments, which could materially adversely affect our business, revenues, operating results and financial condition.

Internet gaming is a developing industry and therefore, we do not know if the market will continue to develop and our products and services will continue to be in demand.

The Internet gaming industry continues to evolve rapidly and is characterized by an increasing number of market entrants. The demand and acceptance for new products and services are subject to a level of uncertainty and growing competition, and if our production services do not continue to receive market acceptance, our business, revenues, operating results and financial condition could be materially adversely affected.

Internet gaming software and electronic commerce services are subject to security risks, which may inhibit the growth of the industry and the acceptance of our products and services.

Internet gaming software and electronic commerce services are reliant on technologies and network systems to securely handle transactions and user information over the Internet, which may be vulnerable to system intrusions, unauthorized access or manipulation. As users become increasingly sophisticated and devise new ways to commit fraud, our security and network systems may be tested and subject to attack.

The Company will implemented measures to protect against these intrusions. However, there is no assurance that all such intrusions or attacks will or can be prevented in the future, and any system intrusion/attack may cause a delay, interruption or financial loss, which could have a material adverse effect on our business, revenue, operating results and financial condition.

We compete with a number of public and private companies, which provide electronic commerce and/or Internet gaming software. In addition to known current competitors, traditional land-based casino operators and other entities, many of which have significant financial resources, an entrenched position in the market and name-brand recognition, may provide Internet gaming services in the future, and thus become our competitors. As well, such companies may be able to require that their own software, rather than the software of others, including our gaming software or our e-cash systems and support, be used in connection with their payment mechanisms.

The barriers to entry into most Internet markets are relatively low, making them accessible to a large number of entities and individuals. We believe the principal competitive factors in our industry that create certain barriers to entry include reputation, technology, financial stability and resources, proven track record of successful operations, critical mass (particularly relating to online poker), regulatory compliance, independent oversight and transparency of business practices. While these barriers will limit those able to enter or compete effectively in the market, it is likely that new competitors will be established in the future, in addition to our known current competitors.

Increased competition from current and future competitors may in the future could materially adversely affect our business, revenues, operating results and financial condition.

We may make acquisitions or form joint ventures that are unsuccessful.

Our ability to grow is dependent on our ability to successfully acquire other companies, which creates substantial risk. In order to pursue a growth by acquisition strategy successfully, we must identify suitable candidates for these transactions; however, because of our limited funds, we may not be able to purchase those companies that we have identified as potential acquisition candidates. Additionally, we may have difficulty managing post-closing issues such as the integration into our corporate structure. Integration issues are complex, time consuming and expensive and, without proper planning and implementation, could significantly disrupt our business, including, but not limited to, the diversion of management's attention, the loss of key business and/or personnel from the acquired company, unanticipated events, and legal liabilities.

There is no assurance of a public market or that the common stock will ever trade on a recognized exchange. Therefore, you may be unable to liquidate your investment in our stock.

There is no established public trading market for our common stock. Our shares are not and have not been listed or quoted on any exchange or quotation system. There can be no assurance that a market maker will agree to file the necessary documents with the National Association of Securities Dealers, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved or that a regular trading market will develop or that if developed, will be sustained. In the absence of a trading market, an investor may be unable to liquidate their investment.

We do not expect to pay dividends and investors should not buy our common stock expecting to receive dividends.

We have not paid any dividends on our common stock in the past, and do not anticipate that we will declare or pay any dividends in the foreseeable future. Consequently, you will only realize an economic gain on your investment in our common stock if the price appreciates. You should not purchase our common stock expecting to receive cash dividends. Since we do not pay dividends, and if we are not successful in having our shares listed or quoted on any exchange or quotation system, then you may not have any manner to liquidate or receive any payment on your investment. Therefore our failure to pay dividends may cause you to not see any return on your investment even if we are successful in our business operations. In addition, because we do not pay dividends we may have trouble raising additional funds which could affect our ability to expand our business operations.

Our common stock is considered a penny stock, which is subject to restrictions on marketability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks. These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system). Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

We must be able to develop and implement an expansion strategy and manage our growth.

Our success depends in part on our ability to grow and take advantage of efficiencies of scale. To accomplish our growth strategy, we may be required to raise and invest additional capital and resources and expand our geographic markets. We cannot be assured that we will be successful in raising the required capital.

Our future growth depends on our ability to develop and retain customers.

Our future growth depends to a large extent on our ability to effectively anticipate and adapt to customer requirements and offer services that meet customer demands. If we are unable to attract new customers and/or retain new customers, our business, results of operations and financial condition may be materially adversely affected.

We will need to continue to attract, train and retain additional highly qualified senior executives and technical and managerial personnel in the future.

We continue to seek technical and managerial staff members. There is a high demand for highly trained and managerial staff members. If we are not able to fill these positions, it may have an adverse affect on our business.

We may conduct future offerings of our common stock and preferred stock and pay debt obligations with our common and preferred stock which may diminish our investors’ pro rata ownership and depress our stock price.

We reserve the right to make future offers and sales, either public or private, of our securities, including shares of our preferred stock, common stock or securities convertible into common stock at prices differing from the price of the common stock previously issued. In the event that any such future sales of securities are affected or we use our common or preferred stock to pay principal or interest on our debt obligations, an investor’s pro rata ownership interest may be reduced to the extent of any such future sales.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

Stock-Based Compensation

Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505, “Equity Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4: Controls and Procedures

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of March 31, 2011, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of June 30, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

The Company is not, and has not been during the period covered by this Quarterly Report, a party to any legal proceedings.

Item 1A: Risk Factors

Not Applicable.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3: Defaults Upon Senior Securities

Not Applicable.

Item 4: Reserved

Not Applicable.

Item 5: Other Information

Not Applicable.

Item 6: Exhibits

(a) Exhibits

Exhibit No.	Description of Exhibits

Exhibit 31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GAMING & ENTERTAINMENT LTD.
(Registrant)

Dated:August 1, 2011
	By:	/s/ Sandy J. Masselli, Jr.
		Name:	Sandy J. Masselli, Jr
		Title:	Principal Executive Officer

Dated:August 1, 2011
	By:	/s/ Alexander G. Kennedy
		Name:	Alexander G. Kennedy
		Title:	Principal Financial Officer and
Chief Accounting Officer

Exhibit 31.1
OFFICER'S CERTIFICATION PURSUANT TO SECTION 302

I, Sandy J. Masselli, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carlyle Gaming & Entertainment Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 1, 2011

By:	/s/ Sandy J. Masselli, Jr
	Name:	Sandy J. Masselli, Jr
	Title:	Principal Executive Officer

Exhibit 31.2
OFFICER'S CERTIFICATION PURSUANT TO SECTION 302

I, Alexander G. Kennedy, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Carlyle Gaming & Entertainment Ltd.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures(as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

August 1, 2011

By:	/s/ Alexander G. Kennedy
	Name:	Alexander G. Kennedy
	Title:	Principal Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Carlyle Gaming & Entertainment Ltd. on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sandy J. Masselli, Jr., Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 1, 2011

By:	/s/ Sandy J. Masselli, Jr
	Name:	Sandy J. Masselli, Jr
	Title:	Principal Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Carlyle Gaming & Entertainment Ltd. on Form 10-Q for the quarter ended June 30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alexander G. Kennedy, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 1, 2011

By:	/s/ Alexander G. Kennedy
	Name:	Alexander G. Kennedy
	Title:	Principal Financial Officer