Form 10-Q
period 2011-09-30
Carlyle Gaming & Entertainment, Ltd.
filed 2011-11-10
CIK 894847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

[   ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

CARLYLE GAMING & ENTERTAINMENT LTD.
(A DEVELOPMENT STAGE COMPANY)
(A COLORADO CORPORATION)
New York, New York

FINANCIAL REPORTS
AT
September 30, 2011

CARLYLE GAMING & ENTERTAINMENT LTD.
(A DEVELOMENT STAGE COMPANY)
(A COLORADO CORPORATION)
New York, New York

TABLE OF CONTENTS

Interim Balance Sheets at September 30, 2011 (Unaudited) and December 31, 2010	F-3

Interim Statements of Operations for the nine Months Ended September30, 2011 and 2010 and the Period from Quasi Reorgization (September18, 2007) Through September 30, 2011	F-4

Interim Statements of Stockholders' Equity for the Period from Quasi Reorgization, June 17, 2007 to September 30, 2011	F-5 - 6

Interim Statements of Cash Flows for the nine Months Ended September 30, 2011 and 2010 and the Period from Quasi Reorgization (September18, 2007) Through September 30, 2011	F-7

Notes to Interim Financial Statements	F-8 - 13

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
INTERIM BALANCE SHEETS
(Uaudited)
As at September 30, 2011 and December 31, 2010

	Sept 30	December 31
	2011	2010
ASSETS
Current
Accounts receivable	$206,364	$-

Intangible asset - Note 4
Rights to gaming software and domains	1,100,000	1,100,000

Total Assets	$1,306,364	$1,100,000

LIABILTIES
Current liabilities
Accounts payable and accrued liabilities	$279,360	$35,500
Accrued liabilities - related parties - Note 5	1,326,130	894,080
Notes payable to related party - Note 6	1,100,000	1,100,000
	2,705,490	2,029,580
Going Concern - Note 3
Contingency - Note 8

STOCKHOLDERS' DEFICIT
Capital Stock - Note 7
Authorized:
100,000,000 common stock with a par value of $0.001
50,000 000 preferred stock without par value
Issued and outstanding
41,093,601 common stock	41,094	41,094
Defict accumulated during the development stage	(1,440,220)	(970,674)
Total Stockholders' Deficit	(1,399,126)	(929,580)

Total Liabilites and Stockholders' Deficit	$1,306,364	$1,100,000

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
For the three and nine month periods ended September 30, 2011 and 2010
And for the period from quasi reorganization June 18, 2007 to September 30, 2011
(Unaudited)

					For the period
					from quasi
					reorganization,
	For the three months		For the nine months		June 18, 2007 to
	Ended September 30		Ended September 30		September 30,
	2011	2010	2011	2010	2011

Gaming Revenue	$690,408	$-	$690,408	$690,408	$690,408

Payouts	658,428	-	658,428	-	658,428

	31,980	-	31,980	-	31,980
Expenses
Consulting	5,000	-	5,000	-	5,000
Interest to related party	16,065	15,245	47,059	44,657	124,733
Office and sundry	17,567	-	32,885	-	32,885
Management salaries	135,000	122,500	405,000	367,500	1,275,000
Professional fees	6,409	2,000	11,582	6,000	34,582
Total expenses	180,041	139,745	501,526	418,157	1,472,200

Net loss and comprehensive loss for the period	$(148,061)	$(139,745)	$(469,546)	$(418,157)	$(1,440,220)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	41,093,601	41,093,601	41,093,601	41,093,601

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
For the period from quasi reorganization, June 18, 2007 to September 30, 2011
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
Continued

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (continued)
For the period from re-organization, June 18, 2007 to September 30, 2011
(Unaudited)

				Deficit
			Share	Accumulated
	Common Stock		subscriptions	during the
	Shares	Amount	receivable	development	Total
Balance, December 31, 2008	26,843,601	26,844	(20,320)	(3,500)	3,024
Issuance of shares for cash to be received, Feb 16, 2009,	13,000,000	13,000	(13,000)	-	-
Issuance of shares for cash to be received, May 11, 2009,	1,250,000	1,250	(1,250)	-	-
34,569,934 common stock issued for debt on share subscriptions	-	-	34,570	-	34,570
Net loss and comprehensive loss, December 31, 2009	-	-	-	(388,569)	(388,569)

Balance, December 31, 2009	41,093,601	41,094	-	(392,069)	(350,975)
Net loss and comprehensive loss, December 31, 2010	-	-	-	(578,605)	(578,605)

Balance, December 31, 2010	41,093,601	41,094	-	(970,674)	(929,580)
Net loss and comprehensive loss, September 30, 2011				(469,546)	(469,546)

Balance, September 30, 2011	41,093,601	$41,094	$-	$(1,440,220)	$(1,399,126)

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
For the nine month periods ended September 30, 2011 and 2010
And for the period from quasi reorganization June 18, 2007 to September 30, 2011
(Unaudited)

			For the period
			from quasi
			reorganization,
	For the nine months		June 18, 2007 to
	Ended September 30		September 30,
	2011	2010	2011
Operating activities
Net loss and comprehensive loss for the period	$(469,546)	$(418,157)	$(1,440,220)
Changes in non-cash working capital balances
Accounts receivable	(206,364)	-	(206,364)
Accounts payable and accrued liabilities	243,860	4,000	279,360
Accrued liabilities - related parties	432,050	414,157	1,367,224
Cash provided by (used in) operating activities	-	-	-

Investing activities
Purchase of rights to gaming software	-	-	-
Cash provided by (used in) investing activities	-	-	-

Financing activites
Notes payable	-	-	-
Cash provided by (used in) financing activities	-	-	-

Increase (decrease) in cash and cash equivalents during the period	-	-	-
Cash and cash equivalents, beginning of the period	-	-	-
Cash and cash equivalents, end of the period	$-	$-	$-

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Recognition of goodwill and 6,523,667 shares of common stock	$-	$-	$240,000
34,569,934 shares issued for debt	$-	$-	$34,570

Cash paid for:
Interest	$47,059	$44,657	$124,733
Income taxes	$-	$-	$-

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
Interim Financial Statements
September 30, 2011
Unaudited

Note 1	Incorporation and quasi reorganization

Carlyle Gaming & Entertainment Ltd (the “Company”) was incorporated as Clean-X-Press, Inc. on January 4, 1988 under the laws of the State of Colorado. On November 1, 1998, the Company was dissolved by the State of Colorado and on July 18, 2007, the Company was re-instated, under a sole corporate guardianship. The Company has treated this event as a quasi-reorganization.

Since July 18, 2007, the Company has been in the development stage (see below), devoting its efforts to the establishment of an online gaming business.

On May 15, 2008, the Company changed its name to Carlyle Gaming & Entertainment Ltd. On that same day, the Directors authorized a reverse stock split of 1:15. These financial statements give retroactive effect to that roll back.

Note 2 – Interim reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited December 31, 2010 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 30, 2010 financial statements.

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that can be expected for the year ending December 31, 2011.

Note 3	Significant Accounting policies

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The Company chose December 31 as its fiscal year end.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities

Carlyle Gaming & Entertainment Ltd.
Interim Financial Statements
September 30, 2011
Unaudited

Going Concern - continued

should the Company be unable to continue as a going concern. At September 30, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $1,440,220 since its quasi-reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans

Revenue Recognition

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

F-10

Carlyle Gaming & Entertainment Ltd.
Interim Financial Statements
September 30, 2011
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

Basic and Diluted Net Income (Loss) Per Share

The Company computes net loss per share in accordance with FASB ASC Topic 260, "Earnings Per Share". This topic requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the year. Diluted EPS gives effect to all dilutive potential common shares outstanding during the year including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

Carlyle Gaming & Entertainment Ltd.
Interim Financial Statements
September 30, 2011
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

On July 21, 2009, the Company purchased all the business rights, including domain names, trademarks, proprietary software codes, company intellectual property and formulas for $1,100,000. The assets purchased will enable the Company to operate an online gaming site. The site just became operational at the end of this period.

Carlyle Gaming & Entertainment Ltd.
Interim Financial Statements
September 30, 2011
Unaudited

Note 5	Accrued liabilities – related parties

Accrued liabilities, due to related parties, consist of the following:

	September 30	December 31
	2011	2010
Interest on notes	$124,733	$77,674
Management salaries	1,201,397	816,406
	$1,326,130	$894,080

Note 6	Notes payable to related party

The notes payable are due to a director and major shareholder and bear interest at prime plus 2%. Although payable on demand, such demand for repayment shall not be made by the lender until the earlier of (1) December 31, 2011 or (2) the date upon which the Company is in receipt of revenue from sales of products or services or sale of equity securities.

Note 7	Capital stock

On July 15, 2007 the Company completed a quasi-reorganization when the District Court, Arapahoe County, State of Colorado granted guardianship with full and absolute authority to conduct the affairs of the Company. At that time there were 97,855,005 shares of common stock issued and outstanding.

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
Interim Financial Statements
September 30, 2011
Unaudited

Effective December 31, 2009, the major shareholder applied a portion of the unpaid management wages that were owed to him against share subscriptions receivable. No subscriptions remain unpaid.

As at September 30, 2011, there were no shares subject to options, warrants or other agreements.

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

On September1, 2008, the Company entered into a Common Stock Purchase Agreement with Dobrosoft Ltd. and Dobrosoft Ltd. shareholders; Mr. Vinko Dobrosevic, Mr. Spiros Athanas and Mr. Borut Lozej for one hundred (100%) of the business rights including Domain names, trademarks, proprietary software source codes and company intellectual property of Dobrosoft Ltd. During the due diligence period the Company discovered a material adverse change in the financial position of Dobrosoft Ltd and terminated its agreement with them in September 2008.

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

Revenues

From inception through September 30, 2011, the Company has had total revenue of $690,408. In the nine month period ended September 30, 2011, Carlyle had total revenue of $$690,408, compared to total revenue of $0 in the nine month period ended September 30, 2010. In the six month period ended June 30, 2011, Carlyle had total revenue of $0, compared to total revenue of $0 in the six month period ended June 30, 2010. The increase in revenue for fiscal year ended December 31, 2011 is attributable to the Company’s websites accepting wagers as of September 19 , 2011.

Subsequent to the period ended September 30, 2011, the Company has had additional total revenue of $2,442,011 to date.

In the nine month period ended September 30, 2011, Carlyle had total expenses of $501,526 compared to total expenses of $418,157 in the nine month period ended September 30, 2010. In the six month period ended June 30, 2011, Carlyle had total expenses of $180,041 , compared to total expenses of $139,745 in the six month period ended June 30, 2010. The increase in expenses for fiscal year ended December 31, 2011 is attributable to the Company’s websites accepting wagers as of September 19 , 2011.

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

Continental Europe

France and Germany:

France and Germany in particular appear to be moving towards imposing greater restrictions on internet gaming operators, both by virtue of proposed changes to legislation and through heightened enforcement measures. In Septemberof 2008, according to the French budget minister, France is set to begin a “controlled opening up” of online gambling markets over the next 18 months. It is possible that adverse legal developments in these countries could have a material adverse impact on the Company . As of January 1, 2008, an extensive ban outlawing almost all forms of online gambling has been ratified by at least 13 of 16 German states. This ban, known as the German Interstate Treaty (“GST”), bans all Web-based gambling or brokering of all wagering and betting games over the Internet, specifically including the placement of bets with companies located in other countries. The GST, however, is currently subject to an appeal before the European Commission.

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

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of September30, 2011.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of September30, 2011, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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
Dated:November 9, 2011
	By:	/s/ Sandy J. Masselli, Jr.
		Name:	Sandy J. Masselli, Jr
		Title:	Principal Executive Officer
Dated:November 9, 2011
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

November 9, 2011

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

November 9, 2011

By:	/s/ Alexander G. Kennedy
	Name:	Alexander G. Kennedy
	Title:	Principal Financial Officer

Exhibit 32.1

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Carlyle Gaming & Entertainment Ltd. on Form 10-Q for the quarter ended September30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sandy J. Masselli, Jr., Principal Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2011

By:	/s/ Sandy J. Masselli, Jr
	Name:	Sandy J. Masselli, Jr
	Title:	Principal Executive Officer

Exhibit 32.2

CERTIFICATIONS PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Carlyle Gaming & Entertainment Ltd. on Form 10-Q for the quarter ended September30, 2011 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Alexander G. Kennedy, Principal Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to my knowledge that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 9, 2011

By:	/s/ Alexander G. Kennedy
	Name:	Alexander G. Kennedy
	Title:	Principal Financial Officer