Form 10-K
period 2011-12-31
Carlyle Gaming & Entertainment, Ltd.
filed 2012-04-18
CIK 894847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

CARLYLE GAMING & ENTERTAINMENT LTD.
(Exact Name of Registrant as specified in its charter)

0-20940 (Commission File Number)

COLORADO	84-1210544
(State of Incorporation)	(IRS Employer ID No.)

501 Fifth Avenue, New York, NY 10017
(Address of principal executive offices)

Tel: (212) 682-7888, Fax: (917)591-2291
(Registrant’s telephone number, including area code)
Copies to:
H. Alton Neff, Esq.
1466 Route 88 West
Brick, NJ 08724
Tel: (732) 840-5300
Fax: (732) 458-8767

Securities to be Registered Under Section 12(b) of the Act: None

Securities to be Registered Under Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of each class to be registered)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Smaller
	Accelerated	Non-	reporting
Large accelerated filer [ ]	filer [ ]	accelerated filer [ ]	company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 41, 093,601 shares of Common Stock, par value $.001, outstanding as of March 19 , 2012.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

The following cautionary statements identify important factors that could cause our actual results to differ materially from those projected in forward-looking statements made in this Annual Report on Form 10-K (this “Report”) and in other reports and documents published by us from time to time. Any statements about our beliefs, plans, objectives, expectations, assumptions, future events or performance are not historical facts and may be forward-looking. These statements are often, but not always, made through the use of words or phrases such as “believes,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimated,” “intend,” “plan,” “projection,” “outlook” and the like, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). However, as we issue “penny stock,” as such term is defined in Rule 3a51-1 promulgated under the Exchange Act, we are ineligible to rely on these safe harbor provisions. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of our Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned to carefully read all “Risk Factors” set forth under Item 1A and not to place undue reliance on any forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments, except as required by the Exchange Act. New factors emerge from time to time, and it is not possible for us to predict which will arise or to assess with any precision the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Unless otherwise provided in this Report, references to the “Company,” the “Registrant,” the “Issuer,” “we,” “us,” and “our” refer to Carlyle Gaming & Entertainment Ltd.

ITEM 1.	BUSINESS.

Overview

Overview

We were incorporated in Colorado on January 4, 1988 under the Company's previous name Patent Pending, Inc. a private company. A change of control of the Company occurred in October 1994 and the Company changed its name from "Patent Pending, Inc. " to "Clean-X-Press, Inc.", Another change of control of the Company occurred on May15, 2008 , the Company changed its name to Carlyle Gaming & Entertainment Ltd. ,its symbol changed to CGME and established a fiscal year end of December 31. We were a development stage company from May 2008 until December 2010. We specialize in owning and operating legal and licensed interactive software-based games of chance including sports wagering facilities which are offered as an online service accessible world-wide through the Internet in legal and licensed jurisdictions. The games on the Carlyle websites use software technology that provides enhanced sound and graphics, and allows real time interactivity within a user's own web browser. A customer has the option of loading and playing casino games through their web browser with no downloading, or a customer may download either the entire web site or individual games in order to achieve faster play. Once the necessary software has been downloaded, a customer is required to provide certain personal and financial information, including a user name and password, in order to open an account. A person need not open an account in order to browse the Carlyle websites without playing any games. In order to play games and make "live" wagers, a person must purchase electronic commerce (e-cash) which is only available in legal and licensed jurisdictions.

Once a customer has an account balance, the customer may play various casino style games which currently include Slots, Blackjack, Video Poker, Roulette, Mini Baccarat, Sic Bo, Keno and various Poker games such as Hold’em, Omaha, Seven Card Stud and Five Card Draw all use the traditional ‘high’ poker rankings. Omaha Hi/Lo, Razz and Stud Hi/Lo use the ‘Ace to Five’ (‘California’) low hand rankings for low hands. 2-7 Single Draw and 2-7 Triple Draw use the ‘Deuce to Seven’ (‘Kansas City’) lowball rankings for low hands. Our poker software allows players to play against each other in community style games and tournaments.

Our customers may wager on various casino style games and wager in our sports book. The Company’s Internet casino gaming software odds and payouts are comparable with Las Vegas odds and payouts. The customer may also place wagers on sporting events, including all major professional and other events worldwide with respect to which a betting line that has been established by the odds makers in Las Vegas. The house advantage varies from each game and or event. The following chart illustrates the approximate house advantage (our win) on various wages we offer:

Roulette	5.3%
Craps	1.4%
Blackjack	0.5%
Mini Baccarat	1.2%
Seven Card Stud	5.2%
Let It Ride	3.5%
Sic Bo	2.5%
Slots	5% - 10%
Video Poker	0.5% - 3%
Keno	27.0%

Our poker software allows players to play against each other in community style games and tournaments. The Company receives a percentage known as the “rake” which is typically 5% of the pot or fixed entry fees for entry into poker tournaments.

The Company’s sports book maintains a spread also known as the vigorish or “vig” which should ensure the Company a profit regardless of the outcome of the wager. On average we hold an 11-10 advantage over our customers in the sports book.

Many of the games have several variations with minimum and maximum betting ranges. The customer may also use their account to place wagers on sporting events, including all major professional sports and other events worldwide with respect to which a betting line (or sports book) has been established. Winnings (in various currencies) are automatically credited to a customer's account. A customer is free to withdraw all or part of his winnings, review his account balance or make additional deposits to his account at any time. Each players account is held by the Company in the specific licensed jurisdiction in which they reside in. The player and the Company are under the rules and regulations as prescribed in that licensed jurisdiction.

When a player creates an account with us we collect their name, address, and birth date to confirm that the player is at least 18 years old. Every person signing up for a new account at the Company’s websites must check a box that indicates that they are at least 18 years of age. This notifies everybody that we don’t accept players under 18. The Company does not target underage players with our marketing and advertising. It is neither good business nor consistent with our personal and corporate values to attract underage players.

The Company utilizes electronic commerce or e-cash cryptography in a fully integrated player registration and cashier services. We offer our clients a simple process to open an account and a wide selection of payment options to deposit and withdraw funds. Some of the electronic commerce or e-cash companies that we utilize are as follows: European issued Visa and MasterCard credit cards and Debit cards, Click and Buy, eNets, EntroPay Virtual Visa Card NETELLER (not applicable in the U.S. or Canada), Netpay Austria, PayPal (only available in Spain, UK, Ireland, Italy, Portugal, Finland, Denmark, Austria and Sweden , WebMoney, Instadebit, Paypoint, Moneybookers and PayBox.

The electronic commerce or e-cash merchants that the Company utilizes are not available to residents of the United States of America or any other jurisdiction where internet gaming is prohibited.

There is a risk that governmental authorities may view us or our electronic commerce or e-cash merchants as having violated the local law of their end users. Our customers may experience delayed payments or withdrawals or not receiving payments at all, due to various jurisdictions imposing greater restrictions, or banning altogether, internet gaming operations. Therefore, there is a risk that civil and criminal proceedings, including class actions brought by or on behalf of public entities or private individuals, could be initiated against us, our licensees, our electronic commerce or e-cash merchants and credit card processors, and could involve substantial litigation expense, penalties, fines, injunctions or other remedies or restrictions being imposed upon us or our licensees or others while diverting the attention of key executives. Such proceedings could have a material adverse effect on our business, revenues, operating results and financial condition.

There can be no assurance that prohibiting legislation for electronic commerce or e-cash gaming transactions will not be proposed and passed in potentially relevant jurisdictions to legislate or regulate various aspects of the our industry. The burden of compliance with any such legislation may have a material adverse effect on our business, financial condition and results of operations.

The Company does not require patrons to maintain a minimum account balance or place any restrictions on amounts accumulated through winnings. The Company has, however, established a maximum bet limit of $1,000.00 for new customers, although it may, at its discretion, grant custom wagering and account options to its regular customers based upon their established profiles. At the present time, the Company does not intend to extend credit services to its patrons. In addition to the foregoing, management has agreed to adhere to the Code of Conduct of the Interactive Gaming Council, a gaming industry organization of which the Company is a member. Among other things, the Code of Conduct requires Interactive Gaming Council members to post loss limits and to provide referrals and direct access to help and counseling organizations as a means to identify and curtail compulsive gambling. Moreover, the Company's managers may suspend a patron's account activity at any time if they suspect or observe compulsive gambling behavior. Notwithstanding these procedures, however, there can be no assurance that the Company will be able to successfully identify or curtail compulsive gambling by its patrons.

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

On June 1, 2008, the Company entered into a Common Stock Purchase Agreement with Dobrosoft Ltd. and Dobrosoft Ltd. shareholders; Mr. Vinko Dobrosevic, Mr. Spiro Athanas and Mr. Borut Lozej for one hundred (100%) of the business rights including Domain names, trademarks, proprietary software source codes and company intellectual property of Dobrosoft Ltd. During the due diligence period the Company discovered a material adverse change in the financial position of Dobrosoft Ltd and terminated its agreement with them in September 2008.

In January 2008, the Company’s Chief Executive Officer Mr. Sandy Masselli Jr. meet with representatives from SJCG Company Limited (“SJCG”) a software development and design company at ICE Totally Gaming Exhibition. ICE Totally Gaming is most comprehensive Business to business (B2B) gaming exhibition in the world and is held yearly in January at Earls Court Exhibition Centre, London, UK.. Mr. Masselli went to specifically purchase a gaming software suite.

After the initial contact between the Company and SJCG, the Company explored many different options available to them regarding gaming software from various venders and developers. The Company decided to negotiate with SJCG to purchase their gaming software suite. The negotiations were led by Mr. Masselli and the Company’s Chief Financial Officer Mr. Alexander Kennedy. In February 2009, Mr. Masselli and representatives from SJCG meet in San Juan, Puerto Rico and established a frame work to purchase SJCG’s gaming software at a reasonable price which included one hundred (100%) of the business rights including ,trademarks, proprietary software source codes and company intellectual property of SJCG Company Limited for $300,000 cash. This transaction was closed in July 2009.

In September 2009, SJCG contacted the Company’s management Messer’s Mr. Masselli and Mr. Kennedy and offered the Company to sell their e- commerce credit card clearing operations. The Company explored different options available to them for electronic commerce software from various venders and developers. In November 2009, the company purchased all of the e-commerce credit card clearing operations from SJCG Company Limited for $800,000. in cash.

The company believes that both transactions are commercially viable. Both transactions were funded by a credit line made available to the Company by Intercapital Management Ltd., an investment company controlled by our Chief Executive Officer.

We commenced our current operations in September 2010 and launched two web sites: www.betcarlyle.com and www.carlylegaming.com in a play for fun testing mode and at the time not generating income.

Carlyle Gaming & Entertainment Ltd. is the owner and operator of several Internet casino Web sites including the sites located at www.betcarlyle.com, www.carlylegaming.com, www.betcarlyle.eu and www.carlylegaming.eu.

Several other country specific licensed Web sites are currently under development. We plan to focus our initial sales efforts in licensed jurisdictions in Europe such as Italy, Ireland, Spain, France, and United Kingdom and in South America licensed jurisdictions such as Chile, Brazil and Argentina. The Company licenses and owns casino gaming and sports book software and the electronic commerce (e-cash) and transaction processing software utilized by the Company’s web sites.

The Company is also currently utilizing additional gaming and transaction processing software under an informal license arrangement with a vendor, International Data Solutions S.A., a Panamanian corporation (IDS). The Company uses this software on it Web sites. In the third quarter and fourth quarters of 2010 The Company used this software on a no-cost trial basis. In the first, second and third quarters of 2011 the Company will utilize this software on a no-cost trial basis. In the fourth quarter 2011, the Company will begin making volume-based monthly royalty payments of 7% of the Company’s net win to IDS pursuant to an informal license arrangement. The Company is currently exploring the possibility of entering into a formal license agreement with IDS, one which would either require the Company to pay a fixed fee and/or pay a volume-based royalty.

IDS, also provides the Company with technical and customer support on a no-cost free trial basis.

We are presently dependent to a great extent upon gaming and transaction processing software and customer services provided under an informal license arrangement with a vendor, International Data Solutions S.A., a Panamanian corporation (IDS). The loss of their services could have a material adverse effect on our business, financial condition or results of operation.

The Company earns income through revenues associated with the wagering activities of its Online Casino users.

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

Research and Development

We do not currently have a budget specifically allocated for research and development purposes.

Employees

As of April 1, 2011, we had 4 full time employees.

Company Website

We maintain a website at www.carlylegaming.com

Reports to Security Holders

We are currently not required to deliver an annual report to security holders, and at this time do not anticipate the distribution of such a report.

Upon effectiveness of the Form 10, the Company will be subject to the reporting requirements under Section 13(a) of the Exchange Act and Rules 13a-l and 13a-13 thereunder.

The public may read and copy any materials we file with the SEC in the SEC's Public Reference Section, Room 1580, 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. Additionally, the SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, which can be found at http://www.sec.gov.

Item 1A:	RISK FACTORS

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

We were incorporated in Colorado on January 4, 1988. We have no significant financial resources and limited revenues to date. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered by a small developing company starting a new business enterprise and the highly competitive environment in which we will operate. Since we have a limited operating history, we cannot assure you that our business will be profitable or that we will ever generate sufficient revenues to meet our expenses and support our anticipated activities.

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

We are presently dependent to a great extent upon the experience, abilities and continued services of Sandy John Masselli, Jr. our Chief Executive Officer and Director and Mr. Pat Cicalese our Vice President of Operations and Director. Our senior executives have agreed to defer all past compensation until the Company meets certain income requirements, obtain a quotation on the Over-the-Counter Bulletin Board and all required dividend payments are current and fully paid. We currently do not have an employment agreement with Mr. Sandy John Masselli, Jr. or with Mr. Pat Cicalese. The loss of their services could have a material adverse effect on our business, financial condition or results of operation.

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

The regulatory environment in any particular jurisdiction may change in the future, and any such change could have a material adverse effect on our results of operations, business or prospects. Moreover, there can be no assurance that the operation of Internet gaming or other forms of online wagering systems will be approved by additional jurisdictions or that those jurisdictions in which these activities are currently permitted will continue to permit such activities. There can be no assurance that law enforcement or gaming regulatory authorities will not seek to restrict our business in their jurisdictions or even institute enforcement proceedings. In addition, there can be no assurance that any instituted enforcement proceedings will be favorably resolved, or that such proceedings will not have a material adverse impact on our ability to retain and renew existing licenses or to obtain new licenses in other jurisdictions. Moreover, in addition to the risk of an enforcement action, we also potentially risk an impact on our reputation in the event of any potential legal or regulatory investigation whether or not we are ultimately accused of or found to have committed any violation.

We are required to obtain and maintain licenses from various jurisdictions in order to operate certain aspects of our business and we are subject to suitability standards of our software. We also will become subject to regulation in any other jurisdiction where we may operate in the future. There can be no assurance that we will be able to obtain new licenses or renew any of our existing licenses, or that if such licenses are obtained, that such licenses will not be conditioned, suspended or revoked, and the loss, denial or non-renewal of any of our licenses could have a material adverse effect on our results of operations, business or prospects.

Generally, regulatory authorities have broad discretion when granting, renewing or revoking these approvals and licenses. The failure to obtain or retain a required license or approval in any jurisdiction would decrease the geographic areas where we may operate and generate revenues, decrease our share in the gaming industry and put us at a disadvantage compared with our competitors.

In recent months the U.K. and other European countries such as Malta, Gibraltar, Italy, France, Holland Scandinavia and Austria have or are in the process of adopting a regulated online gaming approach. In the European Union there is one major opposing view from Germany. Some countries, including Italy, Holland, France and Scandinavia, are abandoning their state-owned online gaming monopolies and now taking action to license and regulate online gaming operators. Such actions by these European Union (E.U.) member states have prompted the European Commission (EC) to look at creating new legislation that could harmonize online gaming within the E.U., which is in line with the EC’s goal to encourage a free and open cross-border market. At present, the Company has no plans to explore opportunities in Germany until a settlement is reached with the European Commission.

Recent world-wide tends in online gaming is moving towards a licensed and regulated environment. With the exception of the United States where legislation designed to prohibit Internet gaming was enacted on October 13, 2006 in the United States (UIGEA-Unlawful Internet Gambling Enforcement Act of 2006), and may be adopted in other jurisdictions.

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

There have recently been a number of legal developments associated with the manner in which the business of gaming, and in particular, Internet gaming, is treated in the U.K. and Continental Europe. All of these developments can be considered as positive for our Company with the exception of Germany. The Company only operates in legal and regulated jurisdictions. Internet gaming is now being regulated and extensive Internet gaming legislation has or is being enacted in the U.K. and Continental Europe which will allow the Company to consider entering into these new regulated gaming markets.

Although, the Company may peruse the acquisition of Internet gaming licenses in these regulated markets, there can be no assurances the Company will be issued any license. Without the issuance of any licenses the company may be prohibited from operating in these markets and that may have a material adverse effect on our business, financial condition and results of operations. In this regard a brief summary of the regulatory situation in the U.K. and Europe follows:

United Kingdom

In September 2007, the U.K. Gambling Act went into effect, which regulates online gaming for the first time in that jurisdiction. Most of the underlying codes in relation to entities established in the U.K., or marketing into the U.K. have now been enacted. In July 2011, The U.K. government introduced a new plan to license all offshore gambling companies operating online in the U.K at a “nominal” fee and a requirement to pay a “Remote Gaming Tax” that would be a 15% gross profits tax rate that matches the level applied to land-based gambling.

Continental Europe

France:

France has established an online gaming regulatory agency ARJEL- L’Autorité de régulation des jeux en ligne or The Regulatory Authority of Online Games. ARJEL has established legislation and licensing for online gaming companies and has recently begun accepting applications and business proposals for licensing.

Germany:

Germany is the only major EU member state in particular appears to be moving towards imposing greater restrictions on internet gaming operators, both by virtue of proposed changes to legislation and through heightened enforcement measures. As of January 1, 2008, an extensive ban outlawing almost all forms of online gambling has been ratified by at least 13 of 16 German states. This ban, known as the German Interstate Treaty (“GST”), bans all Web-based gambling or brokering of all wagering and betting games over the Internet, specifically including the placement of bets with companies located in other countries. The GST, however, is currently subject to an appeal before the European Commission. The European Commission has twice ruled against GST and has ordered it non-compliant with European Commission On-Line gambling Order COM (2011) 321F.

Italy:

The Italian Government in recent months has enacted extensive internet gambling legislation. The Italian Government has exclusive power to provide the rights to gamble. The government has increased the responsibilities of a pre-existing government agency, AAMS (Amministrazione Autonoma dei Monopoli di Stado - Autonomous Administration of the State Monopolies) to include the online gambling market. It has entrusted the AAMS with all online gambling matters, from issuing online gambling licenses to enforcing all administrative legal aspects of online gambling. All online gaming, betting, lotteries and games of chance are to be offered, organized, and managed in compliance with specific laws, regulations, and licenses. Italy has experienced a shift from banning all online gambling to being differentiating between permissible and illegitimate gambling.

Spain:

November 2011, Spain’s Ministry of Economy & Finance released the approval of two royal decrees implementing the Law of the Game, regarding the authorization of online gaming operators and requirements for the two royal decrees. The Council of Ministers approved two royal decrees implementing the Law Gambling Regulation 13/2011 on a number of technical aspects for the proper functioning of the online gaming sector. It regulates, as provided in the Act, all matters relating to licensing, the licensing system to operate in different gambling activities and the relationships between online operators and players. It also regulates the technical requirements that need to be met by operators and the monitoring and control mechanisms on various online gambling activities included in the law. These regulatory developments will enable the opening of a public process for the licensing of online gaming at the state level sometime in 2012.

Holland:

The Dutch market and the Dutch government in the past have taken steps to support and protect Holland Casino’s monopoly including taking legal action against Internet gaming operators. As of July 2011, the Dutch government has taken action to liberalize online gaming and is planning to auction off online gaming licenses in the third quarter 2012.

Scandinavia:

Governments in most Scandinavian countries especially Sweden and Denmark, after being challenged by the E.U. have now abandoned their state-owned gambling monopoly services and have opened up their markets to online gaming operators. In Sweden, the regulatory agency responsible for online gaming is Lotteriinspektionen. Lotteriinspektionen has recently issued online gaming licenses for Poker sites and there is pending legislation for implementation of “casino style” games in 2012. In Denmark the Danish Gambling Authority is revising its legislation to permit online gaming. This legislation is expected to take effect sometime in 2012.

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

With the enactment of the UIGEA, financial institutions in the United States ceased to accept online gaming transactions. This event continued to have a negative impact on the Internet gaming industry as a whole. There can be no assurance that other financial institutions or credit card issuers outside the United States will not enact additional restrictions. Any such developments would have a material adverse effect on our business, revenues, operating results and financial condition. The loss of a major payment option could have a material adverse effect on our business. In the occurrence online gaming transactions are again accepted in the United States, we would expect revenues and earnings to increase.

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

The Company has implemented measures to protect against these intrusions. However, there is no assurance that all such intrusions or attacks will or can be prevented in the future, and any system intrusion/attack may cause a delay, interruption or financial loss, which could have a material adverse effect on our business, revenue, operating results and financial condition.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

We maintain office space in New York, NY and Montreal, Quebec. Office space is provided by Intercapital Management Ltd. an investment company controlled by Sandy J. Masselli, Jr..

ITEM 3.	LEGAL PROCEEDINGS.

There are no legal proceedings pending or threatened against us.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm our business.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is presently no public market for our shares of common stock. We anticipate engaging a market maker to apply for trading of our common stock on the Over the Counter Bulletin Board upon the effectiveness of the registration statement of which this prospectus forms apart. However, we can provide no assurance that our shares of common stock will be traded on the Bulletin Board or, if traded, that a public market will materialize.

Holders. As of March 19, 2012, we had approximately 750 shareholders of common stock.

Dividends. We have not paid any cash dividends on our common stock to date and do not anticipate or contemplate paying any dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the growth of the Registrant's business.

Capital Stock

We are authorized by our Articles of Incorporation to issue an aggregate of 150,000,000 shares of capital stock, of which 100,000,000 are shares of common stock, par value $0.001 per share (the “Common Stock”), and 50,000,000 are shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).

As of March 19, 2012, 41, 093,601 shares of Common Stock issued and outstanding.

As of March 19, 2012, the Company had no Preferred Stock issued or outstanding.

Common Stock

All outstanding shares of Common Stock are of the same class and have equal rights and attributes. Our holders of Common Stock are entitled to one vote per share on all matters submitted to a vote of shareholders of our Company. All shareholders are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available. In the event of liquidation, the holders of our Common Stock are entitled to share ratably in all assets remaining after payment of all liabilities and liquidation preferences of preferred stockholders. Our shareholders do not have cumulative or preemptive rights.

Preferred Stock

Our Articles of Incorporation authorizes the issuance of Preferred Stock with designations, rights and preferences determined from time to time by our Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue Preferred Stock with dividend, liquidation, conversion, voting, or other rights, which could adversely affect the voting power or other rights of the holders of our Common Stock.

As of March 19, 2012, the Company had no Preferred Stock authorized.

Warrants

As of March 19, 2012 , the Company had no Warrants authorized.

Options

As of March 19, 2012, the Company had no Options authorized.

Equity Compensation Plan Information: We currently have no equity compensation plan either approved or not approved by security holders, and there are no securities currently authorized for issuance under any equity compensation plan. However, the Board of Directors has previously approved share based compensation in lieu of cash compensation to various consultants and employees. Such share based compensation is recognized at the time of grant equal to the fair value of the stock award at the time of the grant as the awards generally do not require a service or vesting period.

RECENT SALES OF UNREGISTERED SECURITIES.

There were no securities sold during these periods.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were incorporated in Colorado on January 4, 1988 under the Company's previous name Patent Pending, Inc, a private company. A change of control of the Company occurred in October 1994 and the Company changed its name from "Patent Pending, Inc. " to "Clean-X-Press, Inc.", Another change of control of the Company occurred on May15, 2008 , the Company changed its name to Carlyle Gaming & Entertainment Ltd. ,its symbol changed to CGME and established a fiscal year end of December 31. We were a development stage company from May 2008 until October, 2011. We specialize in owning and operating legal and licensed interactive software-based games of chance including sports wagering facilities which are offered as an online service accessible worldwide through the Internet in legal and licensed jurisdictions.

  our primary activities were conducted and consisted of the following:

  Developing our business model;

  Market research and analysis;

  Purchasing, testing and evaluating software, hardware and other related technologies;

  Recruiting and training employees;

  Initial planning and development of our Web site, known as www.carlylegaming.com and www.betcarlyle.com.

  Developing our information systems infrastructure; and

  Establishing finance and administrative functions.

On September 10, 2010, we launched the www.carlylegaming.com and www.betcarlyle.com. websites. These went sites live and in a play for fun testing mode and were not generating income.

In late September 2011, we began taking live wagering on both www.carlylegaming.com and www.betcarlyle.com and commenced generating revenue.

We continued these initial activities and also focused on:

  Increasing marketing activities;

  Launching new online gaming Web sites;

  Implementing improved gaming software and payment solutions.

  Improving the functionality and appearance of the Web sites; and

  Enhancing our financial, infrastructure and administrative capabilities.

We intend to continue to increase our marketing and administrative activities, and to increase other operating expense as required to build our business.

We have incurred significant losses and negative cash flows from operations in every fiscal period since inception due to the initial research, technology infrastructure development and starting of our business. Our revenues have not been sufficient to cover our expenses to date. In order to significantly increase revenues we will be required to incur significant advertising and promotional expenses. We anticipate additional revenues to occur in the fall and winter months, when wagering on professional and college football and, to a lesser extent basketball, and internet gaming activities as a whole, are expected to be at their highest levels. In anticipation of an expansion of our operations, we have recently employed additional management personnel. We intend to employ additional personnel in such areas as sales, technical support and finance. These actual and proposed increases in personnel will significantly increase our selling, general and administrative expenses.

The following discussion of our financial condition and results of operations for the years ended December 31, 2011 and 2010.

Our limited operating history and the uncertain nature of the markets we address or intend to address make prediction of our future results of operations difficult. Our operations may never generate significant revenues, and we may never achieve profitable operations. Our quarterly and annual operating results are likely to fluctuate significantly in the future due to a variety of factors, including the seasonal effects of the sports book and online casino operations, many of which are outside our control.

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for Year ended December 31, 2011 as Compared to Year ended December 31, 2010.

For the year ended December 31, 2011 , the Company generated $3,764,196 in revenue and for the year ended December 31, 2010 we did not generate any revenue as we were a development stage company until September 2011 when we commenced live wagering..

Total operating expenses for the year ended December 31, 2011 were $615,371 a 7% increase from total operating expenses for the year ended December 31, 2010 of $578,605. Included in total operating expenses were management salaries of $615,500 and professional fees of $ 13,644 for the year ended December 31, 2011, a 7% increase from management salaries expenses of $578,605and professional fees of $16,000 for the year ended December 31, 2010.

The increase in management salaries expenses and professional fees is primarily the result of increased overall administrative expenses due to our commencement of operations, which required taking on necessary expenditures to attempt to implement the various marketing and administrative controls needed.

Interest expense for the year ended December 31, 2011 was $61,913 and interest expenses of $60,150 for the year ended December 31, 2010. The expense is primarily due to our agreements to purchase gaming software and domains and a credit facility with Intercapital Management Ltd. (see credit facilities section below).

Liquidity and Capital Resources and Cash Requirements

We financed our working capital requirements during the year ended December 31, 2011 and 2010 with existing cash balances and existing credit facilities primarily from Intercapital Management (Canada) Ltd. during such periods.

Our existing credit facility is the following:

(a) We have entered into a Loan and Security agreement with Intercapital Management (Canada) Ltd. whereby Intercapital Management (Canada) Ltd. made available a line of credit of $1,000,000. In consideration for the line of credit, we have granted a security interest by way of: (i) accounts; (ii) software and hardware; (iii) contract rights; and (iv) fixed assets and other assets. Interest is charged at the prime rate plus 1%. The term of the agreement shall continue until the latest of: (a) 60 days after either party provides written notice of termination to the other. The agreement is also personally guaranteed by our Chief Executive Officer. To date the credit facility has not been used.

Our plan of operations for the twelve months following the date of this registration statement is to complete the following objectives within the time period specified, subject to the availability of adequate capital as outlined below:

Short Term (1-3 months)

Continue to build strategic partnerships and initiate our sales and marketing plans, which are focused on gaining market share.

Medium Term (3 – 12 months)

Focus on recruitment of professional staff, training and continuous professional development with existing professional staff.

Long Term (2- 5 years)

Continue to modify our strategy to meet our customer’s changing needs. This will involves setting the right expectations with the end client, as well as its existing professional staff, continuous assessment and monitoring, constructive feedback, appropriate coaching and mentoring. Continue our international expansion.

There is no assurance that our company will be able to obtain further funds required for our continued working capital requirements.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued financial support from our shareholders, our ability to obtain necessary equity financing to continue operations, and achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited consolidated financial statements our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

Future Financing Requirements

We will need to obtain proper funding from equity and/or additional debt financing in order to be able to fulfill our projections for the balance of the fiscal year ended December 31, 2011 and fiscal year ended December 31, 2012. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our business objectives and will greatly affect our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

Revenue Recognition

Gaming revenues are recognized when the sporting event or game of chance has been completed. Deposits held by the Company for individual customers are recorded as customer account deposits until earned by the Company or returned to the customer. Gaming revenues are presented on a net basis (i.e., net of customer winnings).

Income Taxes

Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in our financial statements and income tax returns. We periodically review our historical and projected taxable income and consider available information and evidence to determine if it is more likely than not that a portion of the deferred tax assets will be realized. A valuation allowance is established to reduce the deferred tax assets to the amount that is more likely than not to be realized. At December 31, 2010 and 2009, we have recorded a full valuation allowance on our deferred tax assets.

Effect of New Accounting Standards

See Note 3, “Summary of Significant Accounting Policies,” included in the Notes to the Consolidated Financial Statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements. None of the new accounting standards are anticipated to materially impact us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements and schedules that constitute Item 8 are attached at the end of this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company and its subsidiary in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2011, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.Management’s Annual Report on Internal Control Over Financial Reporting Our management, including the Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Attestation Report of the Registered Public Accounting Firm

This annual report does not include an attestation report from our registered independent public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND OFFICERS.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at October 1, 2010.

Our officers and directors are as follows:

			OFFICER AND/OR
NAME	AGE	POSITION	DIRECTOR SINCE
Sandy J. Masselli, Jr.	48	Chief Executive Officer	May 2008
		Chairman of the Board &
		Director
Pat Cicalese, Director	70	Vice President Operations &	December 2008
		Director
Domenic Filigno	50	Director & Secretary	June 2010
Joseph L.Picco, Jr.	48	Director	June 2010
Alexander Kennedy	75	Vice President, Chief Financial	May 2008
		Officer & Director

Our director's serve in such capacity until the first annual meeting of our shareholders and until their successors have been elected and qualified. Our officers serve at the discretion of our board of directors, until their death, or until they resign or have been removed from office.

Executive Officers

Sandy J. Masselli, Jr. Chief Executive Officer, Chairman and Director

Mr. Sandy J. Masselli, Jr. has served as the Chairman of the Board, Chief Executive Officer, and a Director of the Company since May 15, 2008. From May 1990 to the present, Mr. Masselli has served as Managing Director of Intercapital Asset Management Company, Inc., an investment advisory company, where he has been responsible for the selection and monitoring of investments as well as merchant banking activities. From May 1981 until May 1990, Mr. Masselli worked as a Vice President or Senior Vice President at several major securities and brokerage firms, including Prudential Securities, Inc., Drexel Burnham Lambert, Inc., Shearson Lehman Hutton, Inc. and Merrill Lynch Pierce Fenner & Smith, Inc. From January 1998 to November 2006, Mr. Masselli has severed as the Chairman of the Board and Chief Executive Officer of Total Entertainment, Inc. Mr. Masselli was the founder of Total Entertainment, Inc. one of the first companies involved in internet gaming. He holds a Bachelor of Arts degree in Political Science from Monmouth University.

Pat Cicalese, Director & Vice President Operations

Mr. Pat Cicalese has served as a Director of the Company since December 15, 2008. He has over 50 years of experience as a professional in the gaming industry. He has severed as a consultant to two Atlantic City casinos and numerous casinos in Las Vegas such as the Mirage and MGM Grand. Mr. Cicalese has also been a consultant to many leading online gaming casinos and sports books. He has been active in the land development business and created the famed Haunted Mansion and amusement pier in Long Branch New Jersey. Presently he serves on the board of directors of five cemetery companies in the New York / New Jersey area.

Domenic Filigno, Director & Secretary

Mr. Domenic Filigno has served as a Director of the Company since June 15, 2010. He has over 30 years of satellite and broadband engineering experience having worked for some of Canada’s largest companies such as Starchoice Communications Inc.; VDN Cable Inc. and Satellite Supply / Program Source. Mr. Filigno is currently the Technical Sales Manager for Unique Broadband Systems Ltd., a leading developer and manufacture of Digital Broadband Wireless products and systems.

Joseph L. Picco, Jr. Director

Mr. Joseph L. Picco, Jr. has served as a Director of the Company since June 15, 2010. He has over 35 years of residential and commercial land development experience. He is currently the Chief Executive Office and President of Lincolt Development Corporation headquartered in Monmouth County New Jersey.

Alexander Kennedy, Vice President, Chief Financial Officer & Director

Mr. Alexander Kennedy has served as Vice President, Chief Financial Officer & Director of the Company since May 15, 2008. He has over 50 years of corporate and financial experience. Mr. Kennedy was previously held the position of Vice President of Sales and Operations for Towers Department Stores Canada Ltd, President of Collegiate Sportsworld (IMASCA) a division of British American Tobacco plc. and is currently in partnership in three automobile dealerships. In his extensive business career Mr. Kennedy has managed over 15,000 employees at 46 separate locations with over $800 million in annual revenue.

Involvement in Certain Legal Proceedings.

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

4.

Being found by a court of competent jurisdiction (in a civil action) , the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Sandy J. Masselli, Jr. Indicment dated March 16, 2011 .

Disclosure Pursuant to Item 401 (f) 0f Regulaton S-K.

On March 16, 2011 our Chief Executive Officer Mr. Sandy J. Masselli, Jr. was indicted in Monmouth County, New Jersey for a charge of second degree theft by deception and a charge of third degree forgery in relation to an alleged check kitting scheme in the amount of $93,000. Mr. Masselli immediately retained counsel for consultation and advice, as the Monmouth County Prosecutor had investigated the incident approximately two and one quarter years prior to this indictment, and at the time of that investigation, it was decided that the matter was civil.

As a result of information accumulated by counsel for Mr. Masselli and the filing of a court application, the charge of the Third Degree Forgery in regard to the alleged check kiting scheme was dismissed with the consent of the Monmouth County

Prosecutor. Mr. Masselli and his legal counsel have always believed the entire matter is a civil dispute. The remaining charge is pending.

Mr. Masselli is the plaintiff in a civil lawsuit against the JPMorgan Chase & Company. Inc., the alleged victim, and also in a civil Canadian lawsuit against the two individuals that were responsible for the management of his business account and the disbursement of checks. In the Canadian lawsuit, The Supreme Court for the district of Quebec issued a Writ of Pre Judgment against these two individuals and has located $500,000.00 in assets that are the property of Mr. Masselli, but placed by these two individuals in a separate account that they control .

Our legal counsel has advised the Company that the criminal charge of check kiting requires control of two bank accounts by a single person in order to be applicable. With regard to the two accounts that were involved in the matter, Sandy J. Masselli, Jr., did not have control of any kind with regard to one of them. The account over which he had no control was an account that was opened by two other individuals, giving them sole and complete control. Therefore, the legal theory of the indictment is not applicable and should be dismissed.

A debt to a creditor is a civil matter, not a criminal matter. Moreover, the involved entity JPMorgan Chase & Company. Inc. owes Sandy J. Masselli, Jr. a great deal more than he owes to them. All of which should be resolved in a pending civil matter in the Superior Court of New Jersey, Monmouth County.

We are presently dependent to a great extent upon the experience, abilities and continued services of Sandy J. Masselli, Jr. our Chief Executive Officer. The loss of Mr. Masselli services could have a material adverse effect on our business, financial condition and successful operation of the company.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

							Change in
							pension value
							and
						Non-equity	nonqualified
Name						incentive	deferred
and					Option	plan	compensation	All other
principal		Salary	Bonus	Stock awards	awards	compensation	earnings	compensation	Total
position	Year	($) (a)	($)	($)	($)	($)	($)	($)	($)

Sandy J,	2011	190,000(1)	0	0	0	0	0	0	190,000
Masselli, Jr.,	2010	190,000(2)	0	0	0	0	0	0	190,000
CEO	2009	142,500(3)	0	0	0	0	0	0	142,500

Pat Cicalese ,	2011	150,000(4)	0	0	0	0	0	0	150,000
Director VP	2010	150,000(5)	0	0	0	0	0		150,000
Operations	2009	112,500(6)	0	0	0	0	0	0	112,500

Alexander	2011	150,000(7)	0	0	0	0	0		150,000
Kennedy,	2010	150,000(8)	0	0	0	0	0		150,000
CFO	2009	112,500(9)	0	0	0	0	0	0	112,500

(a)

Our senior executives have agreed to defer all past compensation until such time that (i) we have a net income of greater than $2 million, (ii) we obtain quotation on the OTCBB and (iii) all required dividend payments are current and fully paid. Once we satisfy these requirements we can pay the senior executives amounts equal to 15% of our net income.

(1)	Salary for services as our Chief Executive Officer during 2011, was accrued as a payable as at December 31, 2011
(2)	Salary for services as our Chief Executive Officer during 2010, $34,570 was used to pay for share subscriptions of $

34,569.94 and $107,930 was accrued as a payable as of December 31, 2010.
(3)	Salary for services as our Chief Executive Officer during 2009, was accrued as a payable as of December 31, 2010.
(4)	Salary for services as our Vice President of Operations during 2011, was accrued as a payable as of December 31, 2011
(5)	Salary for services as our Vice President of Operations during 2010, was accrued as a payable as of December 31, 2010.
(6)	Salary for services as our Vice President of Operations during 2009, which was accrued as a payable as of December 31, 2010.
(7)	Salary for services as our Chief Financial Officer during 2011, was accrued as a payable as of December 31, 2011.
(8)	Salary for services as our Chief Financial Officer during 2010, was accrued as a payable as of December 31, 2010.
(9)	Salary for services as our Chief Financial Officer during 2009, was accrued as a payable as of December 31, 2009.

Compensation of Directors

At this time no Directors have been compensated.

Commencing in 2011, each member of the Board of Directors, including the executive officers listed above will receive $20,000 as compensation for serving on our Board of Directors.

Employment Agreements

At this time there are no Executive Employment Agreements. The Company presently intends at a later date to enter into five-year employment agreements with each of the following executives at the salary noted below. Each agreement is automatically renewed for a minimum of two-years unless notification is given by either party at least thirty (30) days before expiration of such agreements. Each executive has the opportunity, to receive a bonus that can be as high as 100% of their base salary based on the approval by and determined by the Board of Directors based on certain agreed upon performance goals. plus, if our gaming revenue is greater than the gaming revenue forecast that was approved by the Board of Directors (the “Approved Gaming Revenue Plan”), each individual will receive, as noted below, an additional bonus that is a percentage of the gaming revenue that are above the gaming revenue in the Approved Gaming Revenue Plan (the “Override”). These executives will receive two years severance if they are terminated without cause.

In the event of the sale of a majority of the shares of common stock of the Company to a third party, the current Board of Directors and Officers will receive a bonus, the aggregate of which would be at least $1,080,000.

Sandy J. Masselli, Jr. is employed to serve as our Chief Executive Officer, at an annual minimum salary of $190,000 from year-to-year and an annual Override of 1.5% of gaming revenue that is above the amount set forth in the Approved Gaming Revenue Plan.

Pat Cicalese is employed to serve as our Vice President of Operations, at an annual minimum salary of 150,000 from year-to-year and an annual Override of 0.15% of gaming revenue that is above the amount set forth in the Approved Gaming Revenue Plan.

Alexander Kennedy is employed to serve as our Chief Financial Officer, at an annual minimum salary of $150,000 from year-to-year and an annual Override of 0.15% of gaming revenue that is above the amount set forth in the Approved Gaming Revenue Plan.

Indemnification Agreements

Through its Indemnification Agreements, the Company agrees to indemnify directors and officers, to the extend provided for in the Agreement, and to hold them harmless from and against, any losses or expenses at any time incurred by or assessed against them arising out of or in connection with their work as a director, advisory director, Board Committee member, officer, employee or agent of the Company or of an affiliate, whether the basis of such proceeding is alleged action in an official capacity or in any other capacity while serving as an officer or director of the Company or of an Affiliate, to the fullest extent permitted by law in as in effect or as such laws may from time to time hereafter be amended to increase the scope of such permitted indemnification.

Whistleblower Procedures Policy

In accordance with the requirements of Section 301 of the Sarbanes-Oxley Act of 2002, the Board of Directors the Company has adopted this Whistleblower Procedures Policy, stating that all employees of the Company and its subsidiaries are strongly encouraged to report any evidence of financial irregularities which they may become aware of, including those with respect to internal controls, accounting or auditing matters. Under this Whistleblower Procedures Policy, the management of the Company shall promptly and periodically communicate to all employees with access to accounting, payroll and financial information the means by which they may report any such irregularities. In the event an employee is uncomfortable for any reason reporting irregularities to his or her supervisor or other management of the Company, employees may report directly to any member of the Board of Directors of the Company. The identity of any employee reporting under these procedures will be maintained as confidential at the request of the employee, or may be made on an anonymous basis. Notice must be provided to all of the Company’s employees with access to accounting, payroll and financial information in respect of these procedures.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) Security ownership of certain beneficial owners.

The following table sets forth, as of April 1, 2011, the number of shares of common stock owned of record and beneficially by our executive officers, directors, our executive officers and directors as a group, and persons who beneficially own 5% or more of the outstanding shares of our common stock.

	Name and Address	Amount and Nature
Title of Class	of Beneficial Owner (1)	of Beneficial Ownership	Percent of class*
Common Stock	Sandy J. Masselli, Jr. (2)	(65,876,385)	14.3%
Common Stock	Alexander Kennedy (3)	2,054,680	5.0%
Common Stock	Pat Cicalese (4)	2,226,668	5.4%
Common Stock	Joseph L.Picco, Jr. .5)	2,054,680	5.0%
Common Stock	Domenic Filigno (5)	2,054,680	5.0%
Common Stock	Intercapital Management Ltd.(6)	(618,081,000)	44.0%
Common Stock	ABS Holdings Limited	6,000,000	14.6%
	Officers and Directors as a

Common Stock	group (5 persons)	32,348,093	78.7%
* Based on 41,093,601 shares of the Registrant’s common stock outstanding as of April 1, 2011.

(1)	Unless otherwise noted, the business address of each member of our Board of Directors is c/o CARLYLE GAMING & ENTERTAINMENT LTD. , 501 5th Avenue, New York, NY 10017.
(2)	Mr. Masselli is our Chief Executive Officer & Chairman of the Board.
(3)	Mr. Kennedy is our Chief Financial Officer.
(4)	Mr. Cicalese is Vice President of Operations.
(5)	Such individual is a member of the Board of Directors.
(6)

Includes 23,184, 658 shares owned by Mr. Masselli amount consists of (i) 18,081,000 shares of Common Stock held, directly or indirectly, by Intercapital Management Ltd, Mr. Masselli's family and trusts, with respect to which Mr. Masselli is in a position to exercise voting and investment power.

Changes in Control

We are not aware of any arrangements that may result in a change in control of the Company.

Adverse Interests

The Company is not aware of any material proceeding to which any director, officer, or affiliate of the Company, or any owner of record or beneficially of more than five percent of any class of the Company’s voting securities, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Sandy J. Masselli, Jr. the Company's Chairman and CEO, is the principle shareholder and managing director of Intercapital Management, Ltd., the majority shareholder of the Company and one of our creditors. On May 19, 2008, Sandy J. Masselli, Jr. the Company's Chairman and CEO sold 6,000,000 common shares of Carlyle Gaming & Entertainment Ltd. from his personal holdings in a private transaction to ABS Holdings Limited Attention: Mr. Borut Lozej for $0.105 per share. Also on June 30, 2008, Mr. Masselli transferred 915,000 common shares of Carlyle Gaming & Entertainment Ltd. from his personal holdings to Mr. Spiro Athanas pursuant to a settlement agreement of a lawsuit filed by Mr. Athana's company Olympic Sports Data Services, Ltd. against Mr. Masselli and his previous employer Total Entertainment, Inc / FKA Total Apparel Group, Inc and SBG Global Limited, defendants'. The lawsuit involved the sale of a domain name owned by Mr. Masselli's previous employer Total Apparel Group, Inc.

DIRECTOR INDEPENDENCE

Mr. Domenic Filigno and Mr. Joseph L. Picco, Jr. are the only current members of the Board who may be deemed to be independent. The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 5605(a)(2).

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of K. R. MARGETSON LTD. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2011 were $13,644.

Audit-Related Fees

The aggregate fees billed by K. R. MARGETSON LTD. for audit related services for the years ended December 31, 2011 and for the period from quasi reorganization June 18, 2007 to December 31, 2011 which are not disclosed in "Audit Fees" above, were $16,000 These fees included fees related to procedures performed for the Company in connection with (i) the filing of a Registration Statement on Form 10-12G.

Tax Fees

The aggregate fees billed by K. R. MARGETSON LTD. for tax compliance for each of the years ended December 31, 2011 and 2010, were $0.

All Other Fees

The aggregate fees billed by K. R. MARGETSON LTD. for services other than those described above, for the years ended December 31, 2011 and 2010, were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by K. R. MARGETSON LTD. during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit
Number	Description

2.1	Articles of Incorporation filed on January 4, 1988 *

2.2	By-Laws *

2.3	Colorado Certificate of Good Standing *

3.1	Standby Commitment Agreement between Carlyle Gaming & Entertainment Ltd and Intercapital Management (Canada) Ltd. Dated June 1, 2009 *

3.2	Promissory Note in the amount of $300,000 between Carlyle Gaming & Entertainment Ltd and Intercapital Management (Canada) Ltd.Dated August 7, 2009 *

3.3	Promissory Note in the amount of $800,000 between Carlyle Gaming & Entertainment Ltd and Intercapital Management (Canada) Ltd.Dated September 25, 2009 *

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized .

Date: April 17, 2012	CARLYLE GAMING & ENTERTAINMENT LTD.

By: /s/ Sandy John Masselli, Jr.

Name: Sandy J. Masselli, Jr.

Title: Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Each person whose signature appears below hereby authorizes Sandy J. Masselli, Jr. and Domenic Filigno, or any of them, as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this Annual Report on Form 10-K.

Date: April 17, 2012	By: /s/Sandy J. Masselli, Jr.
Sandy J. Masselli, Jr.,
Chief Executive Officer
Chairman of the Board &
Director

Date: April 17, 2012	By: /s/ Pat Cicalese
Pat Cicalese,
Vice President Operations &
Director

Date: April 17, 2012	By: /s/ Domenic Filigno
Domenic Filigno,
Director & Secretary

Date: April 17, 2012	By: /s/ Joseph L.Picco, Jr.
Joseph L.Picco, Jr.,
Director

Date: April 17, 2012	By /s/ Alexander Kennedy
Alexander Kennedy,
Chief Financial Officer & Director

CARLYLE GAMING & ENTERTAINMENT LTD.
FINANCIAL STATEMENTS
INDEX

Page
Report of Registered Independent Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-3

Consolidated Statements of Operations For The Years Ended December 31, 2011 and 2010. And for the period from quasi reorganization June 18, 2007 to December 31, 2011	F-4

Consolidated Statement of Changes of Shareholders’ Equity (Deficit) For The Years Ended December 31, 2011 and 2010. And for the period from quasi reorganization June 18, 2007 to December 31, 2011	F-5

Consolidated Statements of Cash Flows For The Years Ended December 31, 2011 and 2010. And for the period from quasi reorganization June 18, 2007 to December 31, 2011	F-7

Notes to Consolidated Financial Statements	F-8

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

December 31, 2011

K. R. MARGETSON LTD.	Chartered Accountants
keith@krmargetson.com
Sechelt office	North Vancouver office
PO Box 45, 5588 Inlet Avenue	331 East 5th Street
Sechelt BC V0N 3A0	North Vancouver BC V7L 1M1
Tel: 604.885.2810	Tel: 604.929.0819
Fax: (toll free both offices) 1.877.874.9583

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Carlyle Gaming & Entertainment Ltd.:

We have audited the accompanying consolidated balance sheets of Carlyle Gaming & Entertainment Ltd. (a Development Stage Company) as of December 31, 2011 and 2010 and the related statements of operations, stockholders' deficit and cash flows for the two years then ended and for period from quasi reorganization, June 18, 2007 to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended and for the period from quasi reorganization, June 18, 2007 to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

North Vancouver, Canada	“K. R. Margetson Ltd.”
April 17, 2012	Chartered Accountants

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
BALANCE SHEETS
(Audited)
As at December 31, 2011 and 2010

	2011	2010
ASSETS

Current assets
Cash and cash equivalents, unrestricted	$31,860	$-
Cash and cash equivalents, restricted - Note 3	147,588	-
	179,448	-

Goodwill on quasi reorganization - Note 4	240,000	240,000
Intangible asset rights to gaming software and domains
(net of accumulated amortization) - Note 5	1,033,533	1,100,000

Total Assets	$1,452,981	$1,340,000

LIABILTIES
Current liabilities
Accrued liabilities	$119,539	$35,500
Accrued liabilities - related parties - Note 6	1,544,917	900,604
Current portion of notes payable to related party	1,100,000	1,100,000
	2,764,456	2,036,104

Notes payable to related party - Note 7	-	-
	2,764,456	2,036,104
Going Concern - Note 2
Contingency - Note 10
Security Agreement - Note - 11

Capital Stock - Note 7
Authorized:
100,000,000 common stock with a par value of $0.001
50,000 000 preferred stock without par value
Issued and outstanding
41,093,601 common stock	41,094	41,094
Additional paid in capital	233,476	233,476
	274,570	274,570
Defict accumulated during the development stage	(1,586,045)	(970,674)
Total Stockholders' Deficit	(1,311,475)	(696,104)

Total Liabilites and Stockholders' Deficit	$1,452,981	$1,340,000

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the years ended December 31, 2011 and 2010
And for the period from quasi reorganization June 18, 2007 to December 31, 2011
(Audited)

			For the period
			from quasi
			reorganization,
	For the year	For the year	June 18, 2007 to
	ended Dec 31,	ended Dec 31,	December 31,
	2011	2010	2011

Revenues	$179,538	$-	$179,538

Expenses
Amortization of intangibles	66,467	-	66,467
Consulting	5,000	-	5,000
Interest to related party	61,913	60,105	139,587
Management salaries	615,000	502,500	1,485,000
Professional fees	13,644	16,000	36,644
Transfer agent	13,278	-	13,278
Travel, meetings and living	19,607	-	19,607
Total expenses	794,909	578,605	1,765,583

Net loss and comprehensive loss for the period	$(615,371)	$(578,605)	$(1,586,045)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	41,093,601	41,093,601

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the period from quasi reorganization, June 18, 2007 to December 31, 2011
(Audited)

					Deficit
					Accumulated
			Additional	Share	during the
	Common Stock		Paid in	subscriptions	development
	Shares	Amount	Capital	receivable	stage	Total

June 18, 2007, quasi re-organization	6,523,667	$6,524	$233,476		$-	$240,000
Net loss and comprehensive loss, December 31, 2007	-	-	-	-	(1,500)	(1,500)
Balance, December 31, 2007	6,523,667	6,524	233,476	-	(1,500)	238,500
Issuance of shares for cash to be received, May 15, 2008	1,569,934	1,570	-	(1,570)		-
Issuance of shares for cash to be received, June 30, 2008	11,000,000	11,000	-	(11,000)	-	-
Issuance of shares for cash to be received, July 15, 2008	4,000,000	4,000	-	(4,000)	-	-
Issuance of shares for cash to be received, October 10, 2008	3,750,000	3,750	-	(3,750)	-	-
Net loss and comprehensive loss, December 31, 2008	-	-	-	-	(2,000)	(2,000)
Balance, December 31, 2008	26,843,601	26,844	233,476	(20,320)	(3,500)	236,500

Continued

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT (continued)
For the period from re-organization, June 18, 2007 to December 31, 2011
(Audited)

					Deficit
	Common Stock				Accumulated
			Additional	Share	during the
			Paid in	subscriptions	development
	Shares	Amount	Capital	receivable	stage	Total
Balance, December 31, 2008	26,843,601	26,844	233,476	(20,320)	(3,500)	236,500
Issuance of shares for cash to be received, Feb 16, 2009,	13,000,000	13,000	-	(13,000)	-	-
Issuance of shares for cash to be received, May 11, 2009,	1,250,000	1,250	-	(1,250)	-	-
34,569,934 common stock issued for debt on share subscriptions	-	-	-	34,570	-	34,570
Net loss and comprehensive loss, December 31, 2009	-	-	-	-	(388,569)	(388,569)
Balance, December 31, 2009	41,093,601	41,094	233,476	-	(392,069)	(117,499)
Net loss and comprehensive loss, December 31, 2010	-	-	-	-	(578,605)	(578,605)
Balance, December 31, 2010	41,093,601	$41,094	$233,476	-	$(970,674)	$(696,104)
Net loss and comprehensive loss, December 31, 2011	-	-	-	-	(615,371)	(615,371)
Balance, December 31, 2011	41,093,601	$41,094	$233,476	-	$(1,586,045)	$(1,311,475)

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the years ended December 31, 2011 and 2010
And for the period from quasi reorganization, June 18, 2007 to December 31, 2011
(Audited)

			For the period
			from quasi
			reorganization,
	For the year	For the year	June 18, 2007 to
	ended Dec 31,	ended Dec 31,	December 31,
	2011	2010	2011

Operating activities
Net loss and comprehensive loss for the period	$(615,371)	$(578,605)	$(1,586,045)
Amortization	$66,467	$-	$66,467
Changes in non-cash working capital balances
Accrued liabilities	84,039	28,500	119,539
Accrued liabilities - related parties	644,313	550,105	1,579,487
Cash provided by (used in) operating activities	179,448	-	179,448

Investing activities
Purchase of rights to gaming software	-	-	-
Cash provided by (used in) investing activities	-	-	-

Financing activites
Notes payable	-	-	-
Cash provided by (used in) financing activities	-	-	-

Increase (decrease) in total cash and cash equivalents	179,448	-	179,448
Less Restricted cash	147,588	-	147,588
	31,860		31,860
Cash and cash equivalents, beginning of the period	-	-	-
Cash and cash equivalents, end of the period	$31,860	$-	$31,860

Supplemented disclosure of cash flow information:
Non-cash Financing Activities
Recognition of goodwill and 6,523,667 shares of common stock	$-	$-	$240,000
34,569,934 shares issued for debt	$-	$-	$34,570

Cash paid for:
Interest	$61,913	$60,105	$139,587
Income taxes	$-	$-	$-

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
Consolidated Financial Statements
December 31, 2011
Audited

Note 1	Incorporation and quasi reorganization

Carlyle Gaming & Entertainment Ltd (the “Company”) was incorporated as Clean-X-Press, Inc. on January 4, 1988 under the laws of the State of Colorado. On November 1, 1998, the Company was dissolved by the State of Colorado and on July 18, 2007, the Company was re-instated, under a sole corporate guardianship. The Company has treated this event as a quasi reorganization

Since July 18, 2007, the Company has been in the development stage (see below), devoting its efforts to the establishment of an online gaming business.

On May 15, 2008, the Company changed its name to Carlyle Gaming & Entertainment Ltd. On that same day, the Directors authorized a reverse stock split of 1:15. These financial statements give retroactive effect to that roll back.

On April 27, 2011, the Company incorporated a wholly owned Canadian subsidiary, Carlyle Interactive Ltd. with the purpose of processing bets in-house. As of December 31, 2011, there was no activity in Carlyle Interactive Ltd.

Note 2	Significant Accounting policies

Basis of Presentation

The Company’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The financial statements include the Carlyle Gaming & Entertainment Ltd. and Carlyle Interactive Ltd.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2011, the Company had not yet achieved profitable operations, has accumulated losses of $1,586,045 since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans

Carlyle Gaming & Entertainment Ltd.
Consolidated Financial Statements
December 31, 2011
Audited

Revenue Recognition

The Company’s revenue consists of the betting wins less betting losses paid out and related charge backs. The Company recognizes revenue after those event have transpired, when its revenue can be reasonably determined and payment assured.

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

Development Stage Company.

The Company is a development stage company as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-915, “Development Stage Entities”. The Company is still in the developmental stage, devoting substantially all of its present efforts to establish its business and its planned principal operations have not commenced, as one subsidiary has started to realize revenues but has not achieved full operations. All losses accumulated since re-organization have been considered as part of the Company’s development stage activities.

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

Carlyle Gaming & Entertainment Ltd.
Consolidated Financial Statements
December 31, 2011
Audited

Financial Instruments

The carrying values of accrued liabilities, and accrued liabilities – related parties and notes due related parties approximates the fair value because of their short-term nature of these instruments or their interest rate. All of the Company’s cash balances are held with its payment processor in Costa Rica and such balance are not federally insured. The Company is exposed to credit risks of $179,448.

The interest rate on the note payable to related party is a variable rate and, as such, the Company is exposed to interest risk on this instrument.

Goodwill

In recording goodwill, the Company follows the guidance under ASC Topic 350-20-25 “Intangibles –Goodwill and Other - Goodwill” wherein the excess reorganization value recognized by entities that adopt fresh-start reporting in accordance with ASC Topic 852 ‘Reorganizations’ shall be reported as goodwill and accounted for in the same manner as goodwill. Goodwill is tested for impairment on an annual basis.

Other Intangibles

Software, licenses and other rights have been capitalized in accordance with ASC Topic 350-40 “Intangibles – Goodwill and Other – Internal-Use Software.” Amortization started in September, 2011 when the software became ready for its intended use. Amortization is calculated on a straight line basis over its estimated useful life on the following basis: E-commerce software – 6 years; Gaming software – 6 years; and Customer accounts – 4 years.

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
Consolidated Financial Statements
December 31, 2011
Audited

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2011 the Company had 179,448 of cash balances of which $147,588 were subject to a 12 week holdback ($Nil – 2010).

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

Note 3	Restricted cash and operating cost

The Company has entered into a payment processing agreement with a company located in Costa Rica. The agreement included a trial period ending June 2012 whereby, the payment processor will incur all of the Company’s website costs, processing and all other costs related to running its betting websites. After this trial period, the Company will pay 7% of all net earnings.

Carlyle Gaming & Entertainment Ltd.
Consolidated Financial Statements
December 31, 2011
Audited

The payment processor holds the liability of paying the Company’s customers for all payouts. As such, they have required a guarantee from the Company’s CEO and Intercapital Management Ltd. for $250,000 in the event that payouts exceed the Company’s cash balance. In addition, during each 12 week period 30% of the revenue is held by the payment processor as a holdback against potential losses.

Note 4	Goodwill on quasi reorganization

The Company was officially dissolved for 9 years starting November 1, 1998. On July 18, 2007, a plaintiff was granted guardianship by the District Court, Arapahoe County, State of Colorado, to gain full and absolute authority to conduct the affairs of the Company. The Company thus emerged from dissolution but without tangible assets or liabilities. Further, accumulated losses and additional paid in capital were indeterminable, as accounting records were not entered during the period of dissolution.

Shortly after emergence, the guardian sold all of the deliverable shares of the Company, representing 88% of the total issued and outstanding shares, for $240,000. Following the guidance under FASB ASC Topic 852-20 “Reorganizations” management estimated the value of the net assets at $240,000. Accumulated deficit was adjusted to nil, shares of common capital stock were recorded at par and additional paid in capital was adjusted to record the balance of equity.

Note 5	Rights to gaming software and domains

On July 21, 2009, the Company purchased all the business rights, including domain names, trademarks, proprietary software codes, company intellectual property and formulas for $1,100,000. The assets purchased will enable the Company to operate an online gaming site. The Company began taking bets on September 2011 and began recording amortization at this point.

The following represents changes in gross carrying amount of intangibles:

				Gross amount at
	Gross amount at			December 31,
	January 1, 2011	Additons	Disposals	2011

E-commerce software	$600,000	-	-	$600,000
Gaming software	300,000	-	-	300,000
Cuctomer accounts	200,000	-	-	200,000
	$1,100,000	$-	$-	$1,100,000

The following represents changes in gross carrying amount of accumulated amortization of intangibles

Carlyle Gaming & Entertainment Ltd.
Consolidated Financial Statements
December 31, 2011
Audited

				Gross amount at
	Gross amount at			December 31,
	January 1, 2011	Additons	Disposals	2011
E-commerce software	$-	$33,133	-	$33,133
Gaming software	-	16,667	-	16,667
Cuctomer accounts	-	16,667	-	16,667
	$-	$66,467	$-	$66,467

Note 6	Accrued liabilities – related parties

Accrued liabilities, due to related parties, consist of the following:

As at December 31	2011	2010

Interest on notes	$139,496	$77,674
Management salaries	1,387,930	822,930
Miscellaneous payables	17,491	-
	$1,544,917	$900,604

Note 7	Notes payable to related party

The notes payable are due to a director and major shareholder and bear interest at prime plus 2%. Although payable on demand, such demand for repayment shall not be made by the lender until the earlier of (1) December 31, 2011 or (2) the date upon which the Company is in receipt of revenue from sales of products or services or sale of equity securities.

Note 8	Capital stock

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
Consolidated Financial Statements
December 31, 2011
Audited

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

As at December 31, 2011, there were no shares subject to options, warrants or other agreements.

Note 9	Income taxes

The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The impact of differences between the Company’s reported income tax provision on operating income and the benefit that would otherwise result from the application of statutory rates is noted below. As management cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the deferred tax asset has been recorded.

Income tax recovery differs from that which would be expected by applying the effective rates to net loss as follows:

	2011	2010

Net loss before income taxes	$(615,371)	$(578,605)
	19.63% -	19.63% -
Tax rate	39.63%	39.63%
Income tax recovery at statutory rates	$238,400	$223,000
Adjustment for permanent and timing
differences	400	-
Valuation allowance	(238,800)	(223,000)
Net income tax benefit	$-	$-

The net deferred tax asset is comprised of the following:

Carlyle Gaming & Entertainment Ltd.
Consolidated Financial Statements
December 31, 2011
Audited

	2011	2010
Net operating loss carried forward
$1,550,134 ($970,674)	$599,000	$374,000
Intangible assets	13,800	-
	$612,800	$374,000

The ability to apply these losses expires under normal circumstances from 2029 to 2031.

Note 10	Contingency

In the event of the sale of a majority of the shares of common stock of the Company to a third party, the current Board of Directors and Officers have employment contracts that stipulate they will receive a bonus, the aggregate of which would be at least $1,080,000.

Note 11	Security agreement

The Company entered into a Loan and Security agreement with Intercapital Management Ltd. whereby Intercapital Management Ltd. made available a line of credit of $1,000,000. In consideration for the line of credit, the Company granted a security interest by way of: (i) accounts; (ii) software and hardware; (iii) contract rights; and (iv) fixed assets and other assets. Interest is charged at the prime rate plus 2%. The term of the agreement shall continue until the latest of: (a) 60 days after either party provides written notice of termination to the other. The agreement is also personally guaranteed by the Chief Executive Officer.

Note 12	Subsequent events

On March 15, 2012 the Company entered into a software purchase agreement with a software vendor located in Florida, USA to acquire an online Poker Software Suite. The total purchase price of the software is $70,000 USD plus 1.5% of the Company’s monthly revenue as support fee or $250,000 per annum whichever is greater for support services to the Company’s customers.