Form 10-K/A
period 2011-12-31
Carlyle Gaming & Entertainment, Ltd.
filed 2012-04-23
CIK 894847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to the annual report of Carlyle Gaming & Entertainment Ltd. (the "Company"), amends the Company's annual report for the year ended December 31, 2011 (the "Original Filing"), which was filed with the Securities and Exchange Commision on April 17, 2012 (the "Original Filing Date), in compliance with the XBRL filing requirement.

No other changes have been made to the Original Filing.

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

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit
Number	Description

2.1	Articles of Incorporation filed on January 4, 1988 *

2.2	By-Laws *

2.3	Colorado Certificate of Good Standing *

3.1	Standby Commitment Agreement between Carlyle Gaming & Entertainment Ltd and Intercapital Management (Canada) Ltd. Dated June 1, 2009 *

3.2	Promissory Note in the amount of $300,000 between Carlyle Gaming & Entertainment Ltd and Intercapital Management (Canada) Ltd.Dated August 7, 2009 *

3.3	Promissory Note in the amount of $800,000 between Carlyle Gaming & Entertainment Ltd and Intercapital Management (Canada) Ltd.Dated September 25, 2009 *

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema

101.CAL	XBRL Taxonomy Calculation Linkbase

101.DEF	XBRL Taxonomy Definition Linkbase

101.LAB	XBRL Taxonomy Label Linkbase

101.PRE	XBRL Taxonomy Presentation Linkbase

* Incorporated by reference from the Company's Current Report on Form 10-K filed with the SEC on April 17, 2012

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