Form 10-K/A
period 2011-12-31
Carlyle Gaming & Entertainment, Ltd.
filed 2012-04-27
CIK 894847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

This Amendment No. 2 to the annual report of Carlyle Gaming & Entertainment Ltd. (the "Company"), amends the Company's Form 10-K/A Amendment No. 1 filing of the annual report for the year ended December 31, 2011, filed with the Securities and Exchange Commission on April 20, 2012 (the "Amendment No. 1 Filing"), to furnish Exhibit 101 - Interactive Data File in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Amendment No. 1 Filing.

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

Date: April 27, 2012	CARLYLE GAMING & ENTERTAINMENT LTD.

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

Date: April 27, 2012	By: /s/Sandy J. Masselli, Jr.
Sandy J. Masselli, Jr.,
Chief Executive Officer
Chairman of the Board &
Director

Date: April 27, 2012	By: /s/ Pat Cicalese
Pat Cicalese,
Vice President Operations &
Director

Date: April 27, 2012	By: /s/ Domenic Filigno
Domenic Filigno,
Director & Secretary

Date: April 27, 2012	By: /s/ Joseph L.Picco, Jr.
Joseph L.Picco, Jr.,
Director

Date: April 27, 2012	By /s/ Alexander Kennedy
Alexander Kennedy,
Chief Financial Officer & Director