Form 10-Q
period 2012-03-31
Carlyle Gaming & Entertainment, Ltd.
filed 2012-07-09
CIK 894847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2012

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 0-20940

CARLYLE GAMING & ENTERTAINMENT LTD.

(Exact name of registrant as specified in its charter)

Colorado	84-1210544
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

501 Fifth Avenue

New York, N.Y. 10017

(Address of principal executive offices and Zip Code)

(212) 682-7888

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes☐ No ☒

As of June 28, 2012, there were 41,093,601 shares outstanding of the registrant’s common stock.

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLYLE GAMING & ENTERTAINMENT LTD.

New York, New York

FINANCIAL REPORTS
AT
March 31, 2012

CARLYLE GAMING & ENTERTAINMENT LTD.

New York, New York

3

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

March 31, 2012

Unaudited

Carlyle Gaming & Entertainment Ltd.

BALANCE SHEETS

(Unaudited)

As at March 31, 2012 and December 31, 2011

	March 31	December 31
	2012	2011
ASSETS
Current assets
Cash and cash equivalents, unrestricted	$179,448	$31,860
Cash and cash equivalents, restricted - Note 3	122,555	147,588
	302,003	179,448

Equipment - (net of accumulated depreciation) - Note 4	4,345	-
Goodwill on quasi reorganization - Note 5	240,000	240,000
Intangible asset rights to gaming software and domains (net of accumulated amortization) - Note 6	991,645	1,033,533
Total Assets	$1,537,993	$1,452,981

LIABILTIES
Current liabilities
Accrued liabilities	$251,322	$119,539
Accrued liabilities - related parties - Note 7	1,823,279	1,544,917
Notes payable to related party - Note 8	1,100,000	1,100,000
	3,174,601	2,764,456
Going Concern - Note 2
Contingency - Note 10
Security Agreement - Note - 11

Capital Stock - Note 9
Authorized:
100,000,000 common stock with a par value of $0.001
50,000 000 preferred stock without par value
Issued and outstanding
41,093,601 common stock	41,094	41,094
Additional paid in capital	233,476	233,476
	274,570	274,570
Defict accumulated during the development stage	(1,586,045)	(1,586,045)
Accumulated deficit	(325,133)	-
Total Stockholders' Deficit	(1,636,608)	(1,311,475)
Total Liabilites and Stockholders' Deficit	$1,537,993	$1,452,981

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.

STATEMENTS OF OPERATIONS

For the three month period ended March 31, 2012 and 2011

(Unaudited)

	For the three	For the three
	months ended	months ended
	Mar 31, 2012	Mar 31, 2011

Revenues	$122,555	$-

Expenses
Advertising	5,000	-
Amortization and depreciation	52,009	-
Communications	53,491	-
Consulting	-	-
Filing fees	16,264	-
Interest to related party	16,267	15,311
Management salaries	160,000	135,000
Professional fees	60,850	2,000
Rent	30,500	-
Transfer agent	8,569	-
Travel, meetings and living	44,738	-
Total expenses	447,688	152,311

Net loss and comprehensive loss for the period	$(325,133)	$(152,311)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	41,093,601	41,093,601

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.

STATEMENTS OF CASH FLOWS

For the three month period ended March 31, 2012 and 2011

(Unaudited)

	For the three	For the three
	months ended	months ended
	Mar 31, 2012	Mar 31, 2011
Operating activities
Net loss and comprehensive loss for the period	$(325,133)	$(152,311)
Amortization	52,009	-
Changes in non-cash working capital balances
Accrued liabilities	131,783	14,000
Accrued liabilities - related parties	278,362	146,743
Cash provided by (used in) operating activities	137,021	8,432

Investing activities
Purchase of equipment	(4,966)
Purchase of software	(9,500)	-
Cash provided by (used in) investing activities	(14,466)	-

Increase (decrease) in total cash and cash equivalents	122,555	-
Less decrease in restricted cash	(25,033)	-
	147,588	-
Cash and cash equivalents, beginning of the period	31,860	-
Cash and cash equivalents, end of the period	$179,448	$-

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$16,267	$15,311
Income taxes	$-	$-

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

March 31, 2012

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

On April 27, 2011, the Company incorporated a wholly owned Canadian subsidiary, Carlyle Interactive Ltd. with the purpose of processing bets in-house. The subsidiary has yet to commence active operations.

Note 2	Interim reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited December 31, 2011 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 30, 2011 financial statements.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Note 3	Significant Accounting policies

Basis of Presentation

The Company’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The financial statements include the Carlyle Gaming & Entertainment Ltd. and Carlyle Interactive Ltd.

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

March 31, 2012

Unaudited

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $1,911,178 since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans

Revenue Recognition

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

Development Stage Company.

Prior to January 1, 2012, the company had started to earn revenues but had not achieved full operation. At the beginning of 2012, the Company finished the phase in part of its online operations was essentially fully operational. The Company has used January 1, 2012 as the date that it came out of the Development stage (as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-915, “Development Stage Entities”.

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

March 31, 2012

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

Goodwill

In recording goodwill, the Company follows the guidance under ASC Topic 350-20-25 “Intangibles – Goodwill and Other - Goodwill” wherein the excess reorganization value recognized by entities that adopt fresh-start reporting in accordance with ASC Topic 852 ‘Reorganizations’ shall be reported as goodwill and accounted for in the same manner as goodwill. Goodwill is tested for impairment on an annual basis.

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

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

March 31, 2012

Unaudited

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2012 the Company had $302,003 of cash balances of which $122,555 were subject to a 12 week holdback ($Nil – 2011).

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

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

March 31, 2012

Unaudited

Note 3	Restricted cash and operating cost

The Company has entered into a payment processing agreement with a company located in Costa Rica. The agreement included a trial period ending June 30, 2012 whereby, the payment processor will incur all of the Company’s website costs, processing and all other costs related to running its betting websites. After this trial period, the Company will pay 7% of all net earnings.

The payment processor holds the liability of paying the Company’s customers for all payouts. As such, they have required a guarantee from the Company’s CEO and Intercapital Management Ltd. for $250,000 in the event that payouts exceed the Company’s cash balance. In addition, during each 12 week period 30% of the revenue is held by the payment processor as a holdback against potential losses.

Note 4	Equipment

	January 1,		March 31,	Accumulated	Net book
	2012	Additions	2012	Depreciation	value

Computer hardware	$-	$4,966	$4,966	$621	$4,345

Note 5	Goodwill on quasi reorganization

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

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

March 31, 2012

Unaudited

Note 6	Rights to gaming software and domains

On July 21, 2009, the Company purchased all the business rights, including domain names, trademarks, proprietary software codes, company intellectual property and formulas for $1,100,000. The assets purchased will enable the Company to operate an online gaming site. The Company began taking bets on September 2011 and began recording amortization at this point.

			Net Book	Net Book
		Accumlated	Value March	Value Dec 31
	Cost	Amortization	31, 2012	2011

E-commerce software	$600,000	$58,333	$541,667	$566,867
Gaming software	300,000	29,167	270,833	283,333
Customer accounts	200,000	29,167	170,833	183,333
Computer software	9,500	1,188	8,312	-
	$1,109,500	$117,855	$991,645	$1,033,533

Note 7	Accrued liabilities – related parties

Accrued liabilities, due to related parties, consist of the following:

	March 31	Dec 31
	2012	2011

Interest on notes	$155,763	$139,496
Management salaries	1,552,920	1,387,930
Miscellaneous payables	114,596	17,491
	$1,823,279	$1,544,917

Note 8	Notes payable to related party

The notes payable are due to a director and major shareholder and bear interest at prime plus 2%. The notes are now payable on demand.

Note 9	Capital stock

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

March 31, 2012

Unaudited

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

As at March 31, 2012, there were no shares subject to options, warrants or other agreements.

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

Subsequent to the quarter end, the agreement was jointly terminated.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-Q and other reports filed by Carlyle Gaming & Entertainment Ltd. (“we,” “us,” “our,” or the “Company”), from time to time with the U.S. Securities and Exchange Commission (the “SEC”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, the Company does not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). These accounting principles require us to make certain estimates, judgments, and assumptions. We believe that the estimates, judgments, and assumptions upon which we rely are reasonable based upon information available to us at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. Our financial statements would be affected to the extent there are material differences between these estimates.

Plan of Operation

We were incorporated in Colorado on January 4, 1988 under the Company's previous name Patent Pending, Inc., a private company. A change of control of the Company occurred in October 1994 and the Company changed its name from "Patent Pending, Inc. " to "Clean-X-Press, Inc.", Another change of control of the Company occurred on May15, 2008 , the Company changed its name to Carlyle Gaming & Entertainment Ltd. ,its symbol changed to CGME and established a fiscal year end of December 31. We were a development stage company from May 2008 until October, 2011. We specialize in owning and operating legal and licensed interactive software-based games of chance including sports wagering facilities which are offered as an online service accessible worldwide through the Internet in legal and licensed jurisdictions.

•	our primary activities were conducted and consisted of the following:
•	Developing our business model;
•	Market research and analysis;
•	Purchasing, testing and evaluating software, hardware and other related technologies;
•	Recruiting and training employees;
•	Initial planning and development of our Web site, known as www.carlylegaming.com and www.betcarlyle.com.
•	Developing our information systems infrastructure; and
•	Establishing finance and administrative functions.

On September 10, 2010, we launched the www.carlylegaming.com and www.betcarlyle.com. websites. These went sites live and in a play for fun testing mode and were not generating income.

In late September 2011, we began taking live wagering on both www.carlylegaming.com and www.betcarlyle.com and commenced generating revenue.

We continued these initial activities and also focused on:

•	Increasing marketing activities;
•	Launching new online gaming Web sites;
•	Implementing improved gaming software and payment solutions.
•	Improving the functionality and appearance of the Web sites; and
•	Enhancing our financial, infrastructure and administrative capabilities.

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

Results of Operation

For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues and Profit

In the three month period ended March 31, 2012, Carlyle Gaming & Entertainment Ltd. had total revenue of $122,555, compared to total revenue of $0 for the same period in 2011. We expect to generate revenue as we expand our business operations.

The Company had $0 in gross profits for the three month period ended March 31, 2012, compared to $0 for the same period in 2011. We believe our business operations will be profitable once we begin to generate consistent revenue.

General and Administrative Expenses

For the three month period ended March 31, 2012, the Company’s advertising expenses have been $5,000, compensation expenses have been $160,000, general and administrative expenses have been $266,401, interest expenses were $16,267. For the same period in 2011, advertising expenses were $0, compensation expenses were $135,000, general and administrative expenses were $2,000 interest expenses were $15,311. Our expenses have increased due to our increase in general administrative expenses.

Net Loss

The net loss for the three month period ended March 31, 2012 was $(325,133), which was a increase from $(152,311) for the same period in 2011. This increase is attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2012, we financed our working capital requirements with existing cash balances and existing credit facilities primarily from Intercapital Management (Canada) Ltd. during such periods.

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

Future Financing Requirements

We will need to obtain proper funding from equity and/or additional debt financing in order to be able to fulfill our projections. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our business objectives and will greatly affect our ability to continue as a going concern.

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

Recently Issued Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Stock-Based Compensation

Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying consolidated statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505, “Equity Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. We follow the provisions of FASB ASC 718. FASB ASC 718 requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). FASB ASC 718 also requires measurement of the cost of employee services received in exchange for an equity award based upon the grant-date fair value of the award.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We do not hold any derivative instruments and do not engage in any hedging activities.

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of March 31, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of March 31, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on April 18, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2012.

Item 4. Mine Safety Disclosure.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

31.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 302 of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARLYLE GAMING & ENTERTAINMENT LTD.
(Registrant)

Dated: July 6, 2012
	By:	/s/ Sandy J. Masselli, Jr.
		Name:	Sandy J. Masselli, Jr.
		Title:	Principal Executive Officer

Dated: July 6, 2012
	By:	/s/ Alexander Kennedy
		Name:	Alexander Kennedy
		Title:	Principal Financial Officer and Chief Accounting Officer

