Form 10-Q
period 2012-06-30
Carlyle Gaming & Entertainment, Ltd.
filed 2012-10-25
CIK 894847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 0-20940

CARLYLE GAMING & ENTERTAINMENT LTD.

(Exact name of registrant as specified in its charter)

Delaware	84-1210544
(State or other jurisdiction of	(IRS Employer I.D. No.)
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

Yes☐ No ☒

As of June 30, 2012 there were 41, 093,601 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
		2
Item 1.	Financial Statements.
		3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	6

Item 4.	Controls and Procedures.	6

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.	7

Item 1A.	Risk Factors.	7

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.	7

Item 3	Defaults Upon Senior Securities.	7

Item 4.	Mine Safety Disclosure.	7

Item 5.	Other Information.	7

Item 6.	Exhibits.	7

Signatures		8

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLYLE GAMING & ENTERTAINMENT LTD.

New York, New York

FINANCIAL REPORTS
AT
June 30, 2012

CARLYLE GAMING & ENTERTAINMENT LTD.

New York, New York

TABLE OF CONTENTS

Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31, 2011

Consolidated Statements of Operations for the Three Months Ended June 30, 2012 and 2011. (Unaudited)

Consolidated Statements of Cash Flows for the Three Months Ended June 30, 2012 and 2011. (Unaudited)

Notes to Consolidated Financial Statements

2

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

June 30, 2012

Unaudited

Carlyle Gaming & Entertainment Ltd.
BALANCE SHEETS
(Uaudited)
As at June 30, 2012 and December 31, 2011

	June 30	December 31
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents, unrestricted	$268,220	$31,860
Cash and cash equivalents, restricted - Note 3	109,057	147,588
	377,277	179,448

Equipment - (net of accumulated depreciation) - Note 4	10,848	-
Goodwill on quasi reorganization - Note 5	240,000	240,000
Intangible asset rights to gaming software and domains
(net of accumulated amortization) - Note 6	933,333	1,033,533

Total Assets	$1,561,458	$1,452,981

LIABILTIES
Current liabilities
Accrued liabilities	$247,530	$119,539
Accrued liabilities - related parties - Note 7	2,050,317	1,544,917
Notes payable to related party - Note 8	1,100,000	1,100,000
	3,397,847	2,764,456

Going Concern - Note 2
Contingency - Note 10
Secruity Agreemtn - Note - 11

Capital Stock - Note 9
Authorized:
100,000,000 common stock with a par value of $0.001
50,000 000 preferred stock without par value
Issued and outstanding
41,093,601 common stock	41,094	41,094
Additional paid in capital	233,476	233,476
	274,570	274,570
Accumulated deficit	(2,110,959)	(1,586,045)
Total Stockholders' Deficit	(1,836,389)	(1,311,475)

Total Liabilites and Stockholders' Deficit	$1,561,458	$1,452,981

Carlyle Gaming & Entertainment Ltd.
STATEMENTS OF OPERATIONS
For the three and six month periods ended June 30, 2012 and June 30, 2011
(Unaudited)

	For the three months Ended June 30		For the six months Ended June 30
	2012	2011	2012	2011

Revenues	$75,275	$-	$197,830	$-

Expenses
Advertising	2,500	-	7,500	-
Amortization	51,809	-	103,818	-
Communications	14,887	-	68,378	-
Consulting	-	-	-	-
Filing fees	-	-	16,264	-
Interest to related party	16,480	15,683	32,747	30,994
Management salaries	160,000	135,000	320,000	270,000
Professional fees	11,000	1,000	71,850	3,000
Rent	5,500		36,000
Transfer agent	12,881		21,450
Travel, meetings and living		17,491	44,737	17,491
Total expenses	187,480	151,683	722,744	321,485

Net loss and comprehensive loss for the period	$(112,205)	$(151,683)	$(524,914)	$(321,485)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	41,093,601	41,093,601	41,093,601	41,093,601

Carlyle Gaming & Entertainment Ltd.
STATEMENTS OF CASH FLOWS
For six month period ended June 30, 2012 and June 30, 2011
(Unaudited)

	For the six months Ended June 30
	2012	2011
Operating activities
Net loss and comprehensive loss for the period	$(524,914)	$(321,485)
Amortization	103,818	-
Changes in non-cash working capital balances
Accrued liabilities	127,991	28,000
Accrued liabilities - related parties	505,400	293,485
Cash provided by (used in) operating activities	212,295 #	-

Investing activities
Purchase of equipment	(4,966)	-
Purchase of software	(9,500)
Cash provided by (used in) investing activities	(14,466)	-

Increase (decrease) in cash and cash equivalents during the period	197,829	-
Less change in restricted cash	38,531
	236,360

Cash and cash equivalents, beginning of the period	31,860	-
Cash and cash equivalents, end of the period	$268,220	$-

Supplemented disclosure of cash flow information:

Cash paid for:
Interest	$32,747	$30,994
Income taxes	$-	$-

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

June 30, 2012

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

From July 18, 2007 to December 31, 2011, the Company was in the development stage (see below), devoting its efforts to the establishment of an online gaming business.

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

Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Note 3 Significant Accounting policies

Basis of Presentation

The Company’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The financial statements include the Carlyle Gaming & Entertainment Ltd. and Carlyle Interactive Ltd.

Carlyle Gaming & Ltd. Consolidated Financial Statements June 30, 2012 Unaudited

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $2,110,959 since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans

Revenue Recognition

The Company’s revenue consists of the betting wins less betting losses paid out and related charge backs. The Company recognizes revenue after those events have transpired, when its revenue can be reasonably determined and payment assured.

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

Carlyle Gaming & Entertainment Ltd. Consolidated Financial Statements June 30, 2012 Unaudited

Financial Instruments

The carrying values of accrued liabilities, and accrued liabilities – related parties and notes due related parties approximates the fair value because of their short-term nature of these instruments or their interest rate. All of the Company’s cash balances are held with its payment processor in Costa Rica and such balance are not federally insured. The Company is exposed to credit risks of $377,277.

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

Carlyle Gaming & Entertainment Ltd. Consolidated Financial Statements June 30, 2012 Unaudited

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2012 the Company had $377,277 of cash balances of which $109,057 were subject to a 12 week holdback ($Nil – 2011).

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

Carlyle Gaming & Entertainment Ltd. Consolidated Financial Statements June 30, 2012 Unaudited

Note 3 Restricted cash and operating cost

The Company has entered into a payment processing agreement with a company located in Costa Rica. The agreement included a trial period ending June 30, 2012 and was extended to March 31, 2013 whereby, the payment processor will incur all of the Company’s website costs, processing and all other costs related to running its betting websites. After this trial period, the Company will pay 7% of all net earnings.

The payment processor holds the liability of paying the Company’s customers for all payouts. As such, they have required a guarantee from the Company’s CEO and Intercapital Management Ltd. for $250,000 in the event that payouts exceed the Company’s cash balance. In addition, during each 12 week period 30% of the revenue is held by the payment processor as a holdback against potential losses.

Note 4 Equipment

	Cost		Accumulated Amortization	Net Book Value June 30, 2012	Net Book Value Dec 31 2011

Computer hardware	$4,966		$1,242	$3,724	$-
Computer software	9,500		2,376	7,124	-
	$14,466	#	$3,618	$10,848	$-

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

Carlyle Gaming & Entertainment Ltd. Consolidated Financial Statements June 30, 2012 Unaudited

	Cost		Accumulated Amortization	Net Book Value June 30, 2012	Net Book Value Dec 31 2011

E-commerce software	$600,000		$83,333	$516,667	$566,667
Gaming software	300,000		41,667	258,333	283,333
Customer accounts	200,000		41,667	158,333	183,333
	$1,100,000	#	$166,667	$933,333	$1,033,333

 Note 7 Accrued liabilities – related parties

Accrued liabilities, due to related parties, consist of the following:

	June 30	Dec 31
	2012	2011
Interest on notes	$172,243	$139,496
Management salaries	1,700,420	1,387,930
Miscellaneous payables	177,654	17,491
	$2,050,317	$1,544,917

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

Carlyle Gaming & Entertainment Ltd. Consolidated Financial Statements June 30, 2012 Unaudited

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

As at June 30, 2012, there were no shares subject to options, warrants or other agreements.

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

Plan of Operation

We were incorporated in Colorado on January 4, 1988 under the Company's previous name Patent Pending, Inc., a private company. A change of control of the Company occurred in October 1994 and the Company changed its name from "Patent Pending, Inc. " to "Clean-X-Press, Inc.", Another change of control of the Company occurred on May15, 2008 , the Company changed its name to Carlyle Gaming & Entertainment Ltd. ,its symbol changed to CGME and established a fiscal year end of December 31. On July 6, 2012 the Board unanimously approved and, by written consent, the Majority Stockholders approved, a Plan of Conversion, pursuant to which the Company reincorporated, in compliance with the Delaware General Corporation Law and the Colorado Business Corporation Act. As of July 6, 2012 we are incorporated in Delaware.

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

Results of Operation

For the six months ended June 30, 2012 compared to the six months ended June 30, 2011

Revenues and Profit

In the six month period ended June 30, 2012 Carlyle Gaming & Entertainment Ltd. had total revenue of $197,830, compared to total revenue of $0 for the same period in 2011. We expect to generate revenue as we expand our business operations.

The Company had $0 in gross profits for the three month period ended June 30, 2012, compared to $0 for the same period in 2011. We believe our business operations will be profitable once we begin to generate consistent revenue.

General and Administrative Expenses

For the six month period ended June 30, 2012, the Company’s advertising expenses have been $7,500, compensation expenses have been $320,000, general and administrative expenses have been $362,497, interest expenses were $32,747. For the same period in 2011, advertising expenses were $0, compensation expenses were $270,000, general and administrative expenses were $17,491interest expenses were $30,994. Our expenses have increased due to our increase in general administrative expenses.

Net Loss

The net loss for the six month period ended June 30, 2012 was $(524,914), which was a increase from $(321,485) for the same period in 2011. This increase is attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2012, we financed our working capital requirements with existing cash balances and existing credit facilities primarily from Intercapital Management (Canada) Ltd. during such periods.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of June 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of June 30, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2012.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2012.

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

Dated: October 25, 2012
	By:	/s/ Sandy J. Masselli, Jr.
		Name:	Sandy J. Masselli, Jr.
		Title:	Principal Executive Officer

Dated: October 25, 2012
	By:	/s/ Alexander Kennedy
		Name:	Alexander Kennedy
		Title:	Principal Financial Officer and Chief Accounting Officer

