Form 10-Q
period 2012-09-30
Carlyle Gaming & Entertainment, Ltd.
filed 2012-11-26
CIK 894847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: September 30, 2012

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

Yes☐ No ☒

As of September 30, 2012 there were 41, 093,601 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLYLE GAMING & ENTERTAINMENT LTD.

New York, New York

FINANCIAL REPORTS
AT
September 30, 2012

F-1

CARLYLE GAMING & ENTERTAINMENT LTD.

New York, New York

F-2

Carlyle Gaming & Entertainment Ltd.

Financial Statements

September 30, 2012

Unaudited

Carlyle Gaming & Entertainment Ltd.

BALANCE SHEETS

(Uaudited)

As at September 30, 2012 and December 31, 2011

	September 30	December 31
	2012	2011
ASSETS

Current Assets
Cash and cash equivalents, unrestricted	$390,766	$31,860
Cash and cash equivalents, restricted - Note 3	103,765	147,588
	494,531	179,448

Equipment - (net of accumulated depreciation) - Note 4	9,039	-
Goodwill on quasi reorganization - Note 5	240,000	240,000
Intangible asset rights to gaming software and domains (net of accumulated amortization) - Note 6	883,333	1,033,533

Total Assets	$1,626,903	$1,452,981

LIABILTIES
Current liabilities
Accrued liabilities	$221,357	$119,539
Accrued liabilities - related parties - Note 7	2,306,232	1,544,917
Notes payable to related party - Note 8	1,100,000	1,100,000
	3,627,589	2,764,456

Going Concern - Note 2
Contingency - Note 10
Security Agreement - Note - 11

Capital Stock - Note 9
Authorized:
100,000,000 common stock with a par value of $0.001 50,000 000 preferred stock without par value
Issued and outstanding
41,093,601 common stock	41,094	41,094
Additional paid in capital	233,476	233,476
	274,570	274,570
Accumulated deficit	(2,275,256)	(1,586,045)
Total Stockholders' Deficit	(2,000,686)	(1,311,475)

Total Liabilities and Stockholders' Deficit	$1,626,903	$1,452,981

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.

STATEMENTS OF OPERATIONS

For the three and nine month periods ended September 30, 2012 and September 30, 2011

(Unaudited)

	For the three months		For the nine months
	Ended September 30		Ended September 30
	2012	2011	2012	2011

Revenues	$117,254	$31,980	$315,084	$31,980

Expenses
Advertising		-	7,500	-
Amortization	51,809	-	155,626	-
Communications	20,000	-	88,378	-
Consulting	-	5,000		5,000
Filing fees	-	-	16,264	-
Interest to related party	16,697	16,065	49,444	47,059
Management salaries	160,000	135,000	480,000	405,000
Professional fees		6,409	71,850	11,582
Rent		-	36,000	-
Transfer agent	-	-	21,450	-
Travel, meetings and living	33,045	17,567	77,783	32,885
Total expenses	281,551	180,041	1,004,295	501,526

Net loss and comprehensive loss for the period	$(164,297)	$(148,061)	$(689,211)	$(469,546)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	41,093,601	41,093,601	41,093,601	41,093,601

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.

STATEMENTS OF CASH FLOWS

For nine month period ended September 30, 2012 and September 30, 2011

(Unaudited)

	For the nine months
	Ended September 30
	2012	2011

Operating activities
Net loss and comprehensive loss for the period	$(689,211)	$(469,546)
Amortization	155,627	-
Changes in non-cash working capital balances
Accounts receivable		(206,364)
Accrued liabilities	101,818	243,860
Accrued liabilities - related parties	761,315	432,050
Cash provided by (used in) operating activities	329,549	-

Investing activities
Purchase of equipment	(4,966)	-
Purchase of software	(9,500)
Cash provided by (used in) investing activities	(14,466)	-

Financing activities
Notes payable	-	-
Cash provided by (used in) financing activities	-	-

Increase (decrease) in cash and cash equivalents during the period	315,083	-
Add change in restricted cash	43,823
	358,906	-
Cash and cash equivalents, beginning of the period	31,860	-
Cash and cash equivalents, end of the period	$390,766	$-

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Cash paid for:
Interest	$49,443	$47,059
Income taxes	$-	$-

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.

Financial Statements

September 30, 2012

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

Since July 18, 2007, the Company has been in the development stage (see below), devoting its efforts to the establishment of an online gaming business. Effective January 1, 2012, the Company came out of the development stage.

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

Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that can be expected for the year ending December 31, 2012.

Note 3 Significant Accounting policies

Basis of Presentation

The Company’s financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The financial statements include the Carlyle Gaming & Entertainment Ltd. and Carlyle Interactive Ltd.

Carlyle Gaming & Entertainment Ltd.

Financial Statements

September 30, 2012

Unaudited

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At September 30, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $2,275,256 since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans

Revenue Recognition

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

Development Stage Company.

Prior to January 1, 2012, the company had started to earn revenues but had not achieved full operation. At the beginning of 2012, the Company finished the phase-in part of its online operations and was essentially fully operational. The Company has used January 1, 2012 as the date that it came out of the Development stage (as defined in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-915, “Development Stage Entities”.

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

Carlyle Gaming & Entertainment Ltd.

Financial Statements

September 30, 2012

Unaudited

Financial Instruments

The carrying values of accrued liabilities, and accrued liabilities – related parties and notes due related parties approximates the fair value because of their short-term nature of these instruments or their interest rate. All of the Company’s cash balances are held with its payment processor in Costa Rica and such balance are not federally insured. The Company is exposed to credit risks of $494,531.

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

Financial Statements

September 30, 2012

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at Sept 30, 2012 the Company had $494,531 of cash balances of which $103,765 were subject to a 12 week holdback ($Nil – 2011).

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

Carlyle Gaming & Entertainment Ltd.

Financial Statements

September 30, 2012

Unaudited

Note 4 Restricted cash and operating cost

The Company has entered into a payment processing agreement with a company located in Costa Rica whereby the payment processor will incur all of the Company’s website costs, processing and all other costs related to running its betting websites. The agreement included a trial period ending June 30, 2012 and was extended to March 31, 2013 After this trial period, the Company will pay 7% of all net earnings.

The payment processor holds the liability of paying the Company’s customers for all payouts. As such, they have required a guarantee from the Company’s CEO and Intercapital Management Ltd. for $250,000 in the event that payouts exceed the Company’s cash balance. In addition, during each 12 week period 30% of the revenue is held by the payment processor as a holdback against potential losses.

Note 5 Equipment

	Cost	Accumulated Amortization	Net Book Value Sept 30, 2012	Net Book Value Dec 31, 2011
Computer hardware	$4,966	$1,863	$3,103	$-
Computer Software	9,500	3,564	5,936	-
	$14,466	$5,427	$9,039	$-

Note 6 Goodwill on quasi reorganization

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

Note 7 Rights to gaming software and domains

On July 21, 2009, the Company purchased all the business rights, including domain names, trademarks, proprietary software codes, company intellectual property and formulas for $1,100,000. The assets purchased will enable the Company to operate an online gaming site. The Company began taking bets on September 2011 and began recording amortization at this point.

Carlyle Gaming & Entertainment Ltd.

Financial Statements

September 30, 2012

Unaudited

	Cost	Accumulated Amortization	Net Book Value September 30, 2012	Net Book Value Dec 31, 2011

E-commerce software	$600,000	$108,333	$491,667	$566,667
Gaming software	300,000	54,167	245,833	283,333
Customer accounts	200,000	54,167	145,833	183,333
	$1,100,000	$216,667	$883,333	$1,033,333

Note 8 Accrued liabilities – related parties

Accrued liabilities, due to related parties, consist of the following:

	September 30 2012	Dec 31 2011
Interest on notes	$188,833	$139,496
Management salaries	1,847,920	1,387,930
Miscellaneous payables	269,478	17,491
	$2,306,231	$1,544,917

Note 9 Notes payable to related party

The notes payable are due to a director and major shareholder and bear interest at prime plus 2%. The notes are now payable on demand.

Note 10 Capital stock

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

September 30, 2012

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

As at September 30, 2012, there were no shares subject to options, warrants or other agreements.

Note 11 Contingency

In the event of the sale of a majority of the shares of common stock of the Company to a third party, the current Board of Directors and Officers have employment contracts that stipulate they will receive a bonus, the aggregate of which would be at least $1,080,000.

Note 12 Security agreement

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

Results of Operation

For the six months ended September 30, 2012compared to the six months ended September 30, 2011

Revenues and Profit

In the nine month period ended September 30, 2012 Carlyle Gaming & Entertainment Ltd. had total revenue of $315,084, compared to total revenue of $31,960, for the same period in 2011. We expect to generate revenue as we expand our business operations.

The Company had $0 in gross profits for the three month period ended September 30, 2012, compared to $0 for the same period in 2011. We believe our business operations will be profitable once we begin to generate consistent revenue.

General and Administrative Expenses

For the nine month period ended September 30, 2012, the Company’s advertising expenses have been $7,500, compensation expenses have been $480,000, general and administrative expenses have been $516,795, interest expenses were $49,443. For the same period in 2011, advertising expenses were $0, compensation expenses were $405,000, general and administrative expenses were $96,596 interest expenses were $47,059. Our expenses have increased due to our increase in general administrative expenses.

Net Loss

The net loss for the nine month period ended September 30, 2012 was $(689,211), which was a increase from $(469,546) for the same period in 2011. This increase is attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2012, we financed our working capital requirements with existing cash balances and existing credit facilities primarily from Intercapital Management (Canada) Ltd. during such periods.

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

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited financial statements our independent auditors included an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that led to this disclosure by our independent auditors.

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

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). The preparation of the financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosures. Though we evaluate our estimates and assumptions on an ongoing basis, our actual results may differ from these estimates.

Recently Issued Accounting Standards

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Stock-Based Compensation

Stock-based compensation related to non-employees is recognized as compensation expense in the accompanying statements of operations and is based on the fair value of the services received or the fair value of the equity instruments issued, whichever is more readily determinable. The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of FASB ASC 505, “Equity Based Payments to Non-Employees.” The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. We follow the provisions of FASB ASC 718. FASB ASC 718 requires recognition in the financial statements of the cost of employee services received in exchange for an award of equity instruments over the period the employee is required to perform the services in exchange for the award (presumptively the vesting period). FASB ASC 718 also requires measurement of the cost of employee services received in exchange for an equity award based upon the grant-date fair value of the award.

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

Item 4. Controls and Procedures.

As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of September 30, 2012, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of September 30, 2012, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended September 30, 2012.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2012.

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

Dated: November 20, 2012
	By:	/s/ Sandy J. Masselli, Jr.
		Name:	Sandy J. Masselli, Jr.
		Title:	Principal Executive Officer

Dated: November 20, 2012
	By:	/s/ Alexander Kennedy
		Name:	Alexander Kennedy
		Title:	Principal Financial Officer and Chief Accounting Officer

