Form 10-K
period 2012-12-31
Carlyle Gaming & Entertainment, Ltd.
filed 2013-06-14
CIK 894847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from _________ to _________

CARLYLE GAMING & ENTERTAINMENT LTD.
(Exact Name of Registrant as specified in its charter)

0-20940 (Commission File Number)

DELAWARE	84-1210544
(State of Incorporation)	(IRS Employer ID No.)

245 Park Avenue, New York, NY 10167
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

	Accelerated	Non-
Large accelerated filer [ ]	filer [ ]	accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 44,117,601 shares of Common Stock, par value $.001, outstanding as of May 7, 2013.

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

Overview

Overview

We were incorporated in Colorado on January 4, 1988 under the Company's previous name Patent Pending, Inc. a private company. A change of control of the Company occurred in October 1994 and the Company changed its name from "Patent Pending, Inc. " to "Clean-X-Press, Inc.", Another change of control of the Company occurred on May15, 2008 , the Company changed its name to Carlyle Gaming & Entertainment Ltd. ,its symbol changed to CGME and established a fiscal year end of December 31. We were a development stage company from May 2008 until December 2010. On July 7, 2012 the Company changed its Certificate of Incorporation from Colorado to Delaware. We specialize in owning and operating legal and licensed interactive software-based games of chance including sports wagering facilities which are offered as an online service accessible world-wide through the Internet in legal and licensed jurisdictions. The games on the Carlyle websites use software technology that provides enhanced sound and graphics, and allows real time interactivity within a user's own web browser. A customer has the option of loading and playing casino games through their web browser with no downloading, or a customer may download either the entire web site or individual games in order to achieve faster play. Once the necessary software has been downloaded, a customer is required to provide certain personal and financial information, including a user name and password, in order to open an account. A person need not open an account in order to browse the Carlyle websites without playing any games. In order to play games and make "live" wagers, a person must purchase electronic commerce (e-cash) which is only available in legal and licensed jurisdictions.

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

On October 28, 2009, the Company entered into a formal Common Stock Purchase Agreement with Blue Gold Beverages, Inc. of Montreal Canada and Blue Gold Beverages, Inc., shareholders; Mr. Daniel Solomita and Mr. Raffaele Scrocco for one hundred (100%) of the business rights including Domain names, trademarks, proprietary software company intellectual property, contracts, contracts and accounts of Blue Gold Beverages, Inc. The terms of the agreement called for the Company to pay Blue Gold Beverages, Inc shareholders; 13,000,000 common shares of the Company's stock. The Company would also enter into employment agreements with both Blue Gold Beverages, Inc., shareholders; Mr. Daniel Solomita and Mr. Raffaele Scrocco. During the due diligence period the Company discovered a material adverse change in the financial position of Blue Gold Beverages, Inc. and terminated its agreement and canceled its issuance of common shares with them on March 20, 2010.

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

Employees

As of May 7, 2013, we had 4 full time employees.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. At December 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $1,479,776 since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans. If we cannot generate sufficient revenues from our services or seek additional funding , we may have to delay the implementation of our business plan.

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

We maintain office space in New York, NY and Montreal, Quebec. Office space is provided by Intercapital Management Ltd. an investment company controlled by Sandy J. Masselli, Jr

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

Holders. As of April 1,2013, we had approximately 750 shareholders of common stock.

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

As of May 7, 2013, 44,117,601 shares of Common Stock issued and outstanding.

As of May 7, 2013, the Company had no Preferred Stock issued or outstanding.

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

As of May 7, 2013, the Company had no Preferred Stock authorized.

Warrants

As of May 7, 2013, the Company had no Warrants authorized.

Options

As of May 7, 2013, the Company had no Options authorized.

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

The following discussion of our financial condition and results of operations for the years ended December 31, 2012 and 2011.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for Year ended December 31, 2012 as Compared to Year ended December 31, 2011.

For the year ended December 31, 2012, the Company generated $20,031,094 in revenue and for the year ended December 31, 2011 the Company generated $3,764,196 in revenue.

Total operating expenses for the year ended December 31, 2012 were $864,405 a 40% increase from total operating expenses for the year ended December 31, 2011 of $615,371. Included in total operating expenses were management salaries of $640,000 and professional fees of $69,350 for the year ended December 31, 2012, a 13% increase from management salaries expenses of $615,500 and professional fees of $13,644 for the year ended December 31, 2011.

The increase in management salaries expenses and professional fees is primarily the result of increased overall administrative expenses due to our commencement of operations, which required taking on necessary expenditures to attempt to implement the various marketing and administrative controls needed.

Interest expense for the year ended December 31, 2012 was $67,912 and interest expenses of $61,913 for the year ended December 31, 2011. The expense is primarily due to our agreements to purchase gaming software and domains and a credit facility with Intercapital Management Ltd. (see credit facilities section below).

Liquidity and Capital Resources and Cash Requirements

We financed our working capital requirements during the year ended December 31, 2012 and 2011 with existing cash balances and existing credit facilities primarily from Intercapital Management (Canada) Ltd. during such periods.

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

Future Financing Requirements

We will need to obtain proper funding from equity and/or additional debt financing in order to be able to fulfill our projections for the balance of the fiscal year ended December 31, 2012 and fiscal year ended December 31, 2013. Failure to generate sufficient revenues, raise additional capital or reduce certain discretionary spending could have a material adverse effect on our ability to achieve our business objectives and will greatly affect our ability to continue as a going concern.

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

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company and its subsidiary in the reports it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified by the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their evaluation as of December 31, 2011, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Management’s Annual Report on Internal Control Over Financial Reporting Our management, including the Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a -15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Because of these inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Our management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of its internal control over financial reporting as of June 30, 2011 based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Our officers and directors are as follows:

			OFFICER AND/OR
NAME	AGE	POSITION	DIRECTOR SINCE
Sandy J. Masselli, Jr.	49	Chief Executive Officer	May 2008
		Chairman of the Board &
		Director
Pat Cicalese, Director	71	Vice President Operations &	December 2008
		Director
Domenic Filigno	51	Director & Secretary	June 2010
Joseph L.Picco, Jr.	49	Director	June 2010
Alexander Kennedy	76	Vice President, Chief Financial	May 2008
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

As a result of information accumulated by counsel for Mr. Masselli and the filing of a court application, the charge of the Third Degree Forgery in regard to the alleged check kiting scheme was dismissed with the consent of the Monmouth County

Prosecutor. Mr. Masselli and his legal counsel have always believed the entire matter was a civil dispute. The remaining charge second degree theft by deception was also dismissed in November 2012.

Mr. Masselli was a plaintiff in a civil lawsuit against the JPMorgan Chase & Company. Inc., the alleged victim, and also in a civil Canadian lawsuit against the two individuals that were responsible for the management of his business account and the disbursement of checks. In the Canadian lawsuit, The Supreme Court for the district of Quebec issued a Writ of Pre Judgment against these two individuals and has located $500,000.00 in assets that are the property of Mr. Masselli, but placed by these two individuals in a separate account that they control.

Our legal counsel has advised the Company that the criminal charge of check kiting requires control of two bank accounts by a single person in order to be applicable. With regard to the two accounts that were involved in the matter, Sandy J. Masselli, Jr., did not have control of any kind with regard to one of them. The account over which he had no control was an account that was opened by two other individuals, giving them sole and complete control. Therefore, the legal theory of the indictment was not applicable.

A debt to a creditor is a civil matter, not a criminal matter. Moreover, the involved entity JPMorgan Chase & Company. Inc. owed Sandy J. Masselli, Jr. a great deal more than he owed to them. All of which was resolved in a civil matter in the Superior Court of New Jersey, Monmouth County.

We are presently dependent to a great extent upon the experience, abilities and continued services of Sandy J. Masselli, Jr. our Chief Executive Officer. The loss of Mr. Masselli services could have a material adverse effect on our business, financial condition and successful operation of the company.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

							Change in
							pension value
							and
						Non-equity	nonqualified
Name						incentive	deferred
and					Option	plan	compensation	All other
principal		Salary	Bonus	Stock awards	awards	compensation	earnings	compensation	Total
position	Year	($) (a)	($)	($)	($)	($)	($)	($)	($)

Sandy J,	2012	190,000(1)	0	0	0	0	0	0	190,000
Masselli, Jr.,	2011	190,000(2)	0	0	0	0	0	0	190,000
CEO	2010	190,000(3)	0	0	0	0	0	0	142,500

Pat Cicalese ,	2012	150,000(4)	0	0	0	0	0	0	150,000
Director VP	2011	150,000(5)	0	0	0	0	0		150,000
Operations	2010	150,000(6)	0	0	0	0	0	0	112,500

Alexander	2012	150,000(7)	0	0	0	0	0		150,000
Kennedy,	2012	150,000(8)	0	0	0	0	0		150,000
CFO	2010	150,000(9)	0	0	0	0	0	0	112,500

(a)

Our senior executives have agreed to defer all past compensation until such time that (i) we have a net income of greater than $2 million, (ii) we obtain quotation on the OTCBB and (iii) all required dividend payments are current and fully paid. Once we satisfy these requirements we can pay the senior executives amounts equal to 15% of our net income.

(1)	Salary for services as our Chief Executive Officer during 2011, was accrued as a payable as at December 31, 2012
(2)	Salary for services as our Chief Executive Officer during 2010, $34,570 was used to pay for share subscriptions of $

34,569.94 and $107,930 was accrued as a payable as of December 31, 2010.
(3)	Salary for services as our Chief Executive Officer during 2009, was accrued as a payable as of December 31, 2010.
(4)	Salary for services as our Vice President of Operations during 2012, was accrued as a payable as of December 31, 2012
(5)	Salary for services as our Vice President of Operations during 2011, was accrued as a payable as of December 31, 2011.
(6)	Salary for services as our Vice President of Operations during 2010, which was accrued as a payable as of December 31, 2010.
(7)	Salary for services as our Chief Financial Officer during 2012, was accrued as a payable as of December 31, 2012.
(8)	Salary for services as our Chief Financial Officer during 2011, was accrued as a payable as of December 31, 2011.
(9)	Salary for services as our Chief Financial Officer during 2010, was accrued as a payable as of December 31, 2010.

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

	Name and Address	Amount and Nature
Title of Class	of Beneficial Owner (1)	of Beneficial Ownership	Percent of class*
Common Stock	Sandy J. Masselli, Jr. (2)	(65,876,385)	14.3%
Common Stock	Alexander Kennedy (3)	2,054,680	5.0%
Common Stock	Pat Cicalese (4)	2,226,668	5.4%
Common Stock	Joseph L.Picco, Jr. (5)	2,054,680	5.0%
Common Stock	Domenic Filigno (5)	2,054,680	5.0%
Common Stock	Intercapital Management Ltd.(6)	(618,081,000)	44.0%
Common Stock	ABS Holdings Limited	6,000,000	14.6%
	Officers and Directors as a

Common Stock	group (5 persons)	32,348,093	78.7%

* Based on 41,093,601 shares of the Registrant’s common stock outstanding as of April 1, 2013.

(1)	Unless otherwise noted, the business address of each member of our Board of Directors is c/o CARLYLE GAMING & ENTERTAINMENT LTD. , 501 5th Avenue, New York, NY 10017.
(2)	Mr. Masselli is our Chief Executive Officer & Chairman of the Board.
(3)	Mr. Kennedy is our Chief Financial Officer.
(4)	Mr. Cicalese is Vice President of Operations.
(5)	Such individual is a member of the Board of Directors.
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

Mr. Sandy J. Masselli, Jr. the Company's Chairman and CEO, is the principle shareholder and managing director of Intercapital Management, Ltd., the majority shareholder of the Company and one of our creditors. On May 19, 2008, Sandy J. Masselli, Jr. the Company's Chairman and CEO sold 6,000,000 common shares of Carlyle Gaming & Entertainment Ltd. from his personal holdings in a private transaction to ABS Holdings Limited Attention: Mr. Borut Lozej for $0.105 per share. Also on June 30, 2008, Mr. Masselli transferred 915,000 common shares of Carlyle Gaming & Entertainment Ltd. from his personal holdings to Mr. Spiro Athanas pursuant to a settlement agreement of a lawsuit filed by Mr. Athana's company Olympic Sports Data Services, Ltd. against Mr. Masselli and his previous employer Total Entertainment, Inc / FKA Total Apparel Group, Inc and SBG Global Limited, defendants'. The lawsuit involved the sale of a domain name owned by Mr. Masselli's previous employer Total Apparel Group, Inc. and Total Entertainment Inc.

DIRECTOR INDEPENDENCE

Mr. Domenic Filigno and Mr. Joseph L. Picco, Jr. are the only current members of the Board who may be deemed to be independent. The Company has adopted the standards for independence contained in the Nasdaq Marketplaces Rules, Rule 5605(a)(2).

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees of K. R. MARGETSON LTD. for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2012 were $11,500.

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

There have been no changes in or disagreements with accountants on accounting or financial disclosure matters.

ITEM 15.	FINANCIAL STATEMENTS AND EXHIBITS.

Exhibit
Number	Description

2.1	Articles of Incorporation filed on January 4, 1988 **

2.2	By-Laws **

2.3	Colorado Certificate of Good Standing **

3.1	Standby Commitment Agreement between Carlyle Gaming & Entertainment Ltd and Intercapital Management (Canada) Ltd. Dated June 1, 2009 **

3.2	Promissory Note in the amount of $300,000 between Carlyle Gaming & Entertainment Ltd and Intercapital Management (Canada) Ltd.Dated August 7, 2009 **

3.3	Promissory Note in the amount of $800,000 between Carlyle Gaming & Entertainment Ltd and Intercapital Management (Canada) Ltd.Dated September 25, 2009 **

31.1	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer.*

31.2	Rule 13a-14(a)/15a-14(a) Certifications of Chief Financial Officer.*

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith
**Incorporation by reference

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized .

Date: May 7, 2013	CARLYLE GAMING & ENTERTAINMENT LTD.

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

	Date: May 7, 2013	By: /s/Sandy J. Masselli, Jr.
Sandy J. Masselli, Jr.,
Chief Executive Officer
Chairman of the Board &
Director

	Date: May 7, 2013	By: /s/ Pat Cicalese
Pat Cicalese,
Vice President Operations &
Director

	Date: May 7, 2013	By: /s/ Domenic Filigno
Domenic Filigno,
Director

	Date: May 7, 2013	By: /s/ Joseph L.Picco, Jr.
Joseph L.Picco, Jr.,
Director

	Date: May 7, 2013	By /s/ Alexander Kennedy
Alexander Kennedy,
Chief Financial Officer & Director

CARLYLE GAMING & ENTERTAINMENT LTD.
FINANCIAL STATEMENTS
INDEX

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

December 31, 2012

F-1

Carlyle Gaming & Entertainment Ltd.

Consolidated Financial Statements

December 31, 2012

K. R. MARGETSON LTD.	Chartered Accountants
#210, 905 West Pender Street
Vancouver BC V6C 1L6
Canada
Tel: 604.641.4450
Toll free fax: 1.855.603.3228

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Carlyle Gaming & Entertainment Ltd.:

We have audited the accompanying consolidated balance sheets of Carlyle Gaming & Entertainment Ltd. as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two years then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011 and the results of its operations changes in equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, Canada	/s/ K. R. MARGETSON LTD.
May 7, 2013	Chartered Accountants

Carlyle Gaming & Entertainment Ltd.
CONSOLIDATED BALANCE SHEETS
As at December 31, 2012 and December 31, 2011
Audited

	December 31	December 31
	2012	2011
ASSETS

Current assets
Cash and cash equivalents, unrestricted	$517,967	$31,860
Cash and cash equivalents, restricted - Note 3	103,765	147,588
	621,732	179,448
Equipment - (net of accumulated depreciation) - Note 4	9,657	-
Goodwill on quasi reorganization - Note 5	240,000	240,000
Intangible asset rights to gaming software and domains
(net of accumulated amortization) - Note 6	833,333	1,033,533
Total Assets	$1,704,722	$1,452,981

LIABILTIES
Current liabilities
Accounts payable and accrued liabilities	$237,961	$119,539
Accrued liabilities - related parties - Note 7	2,542,640	1,544,917
Notes payable to related party - Note 8	1,100,000	1,100,000
	3,880,601	2,764,456
Going Concern - Note 2
Contingency - Note 11
Security Agreement - Note - 12
Subsequent Event - Note 13

Capital Stock - Note 9
Authorized:
100,000,000 common stock with a par value of $0.001
50,000 000 preferred stock without par value
Issued and outstanding
44,117,601 common stock, restated Note 13	44,117	44,117
Additional paid in capital, restated Note 13	230,453	230,453
	274,570	274,570
Accumulated deficit	(2,450,450)	(1,586,045)
Total Stockholders' Deficit	(2,175,880)	(1,311,475)
Total Liabilites and Stockholders' Deficit	$1,704,721	$1,452,981

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2012 and 2011
Audited

	For the year	For the year
	ended Dec 31,	ended Dec 31,
	2012	2011

Revenues	$442,284	$179,538

Expenses
Advertising	7,500	-
Amortization and depreciation	207,783	66,467
Communications	88,379	-
Consulting	-	5,000
Filing fees	16,264	-
Interest to related party	67,912	61,913
Management salaries	640,000	615,000
Professional fees	69,350	13,644
Rent	36,000	-
Transfer agent	24,000	13,278
Travel, meetings and living	149,501	19,607
Total expenses	1,306,689	794,909

Net loss and comprehensive loss for the year	$(864,405)	$(615,371)

Basic and diluted loss per share	$(0.02)	$(0.01)

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the two years from January 1, 2011 to December 31, 2012
Audited

				Deficit
	Common Stock			Accumulated
			Additional	during the
			Paid in	development
	Shares	Amount	Capital	stage	Total
Balance, January 1, 2011, as retated Note 13	44,117,601	$44,117	$230,453	$(970,674)	$(696,104)
Net loss and comprehensive loss, December 31, 2011	-	-	-	(615,371)	(615,371)
Balance, December 31, 2011	44,117,601	$44,117	$230,453	$(1,586,045)	$(1,311,475)
Net loss and comprehensive loss, December 31, 2012	-	-	-	(864,405)	(864,405)
Balance, December 31, 2012	44,117,601	$44,117	$230,453	$(2,450,450)	$(2,175,880)

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2012 and 2011
Audited

	For the year	For the year
	ended Dec 31,	ended Dec 31,
	2012	2011

Operating activities
Net loss and comprehensive loss for the year	$(864,405)	$(615,371)
Amortization	207,783	66,467
Interest	66,360	61,913
Management fees	640,000	615,000
Changes in non-cash working capital balances
Accounts payable and accrued liabilities	68,423	34,039
Cash provided by (used in) operating activities	118,161	162,048

Investing activities
Purchse of equipment	(7,740)
Purchase of software	(9,500)	-
Cash used in investing activities	(17,240)	-

Financing activities
Related parties advances	341,363	17,400
Cash provided by financing activities	341,363	17,400

Increase (decrease) in total cash and cash equivalents	442,284	179,448
Increase (decrease) in restricted cash	(43,823)	147,588
	486,107	31,860
Cash and cash equivalents, beginning of the period	31,860	-
Cash and cash equivalents, end of the period	$517,967	$31,860

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$67,912	$61,913
Income taxes	$-	$-

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
Notes to the Consolidated Financial Statements
December 31, 2012

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

On April 27, 2011, the Company incorporated a wholly owned Canadian subsidiary, Carlyle Interactive Ltd. with the purpose of processing bets in-house. As of December 31, 2011, there has been no activity in Carlyle Interactive Ltd.

Note 2	Significant Accounting policies

Basis of Presentation

The Company’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The financial statements include the Carlyle Gaming & Entertainment Ltd. and Carlyle Interactive Ltd.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At December 31, 2012, the Company had not yet achieved profitable operations, has accumulated losses of $2,450,450 since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans

Revenue Recognition

The Company’s revenue consists of the betting wins less betting losses paid out and related charge backs. The Company recognizes revenue after those events have transpired, when its revenue can be reasonably determined and payment assured.

Carlyle Gaming & Entertainment Ltd.
Notes to the Consolidated Financial Statements
December 31, 2012

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

Financial Instruments

The carrying values of accrued liabilities, and accrued liabilities – related parties and notes due related parties approximates the fair value because of their short-term nature of these instruments or their interest rate. All of the Company’s cash balances are held with its payment processor in Costa Rica and such balance are not federally insured. The Company is exposed to credit risks of $621,731.

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

Carlyle Gaming & Entertainment Ltd.
Notes to the Consolidated Financial Statements
December 31, 2012

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

Equipment

Computers and laptops are capitalized and amortized over its estimated useful life of 2 years on a straight line basis.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at December 31, 2012 the Company had $621,731 ($179,447 –2011) of cash balances of which $147,588 (2011 - $103,765) were subject to a 12 week holdback.

Carlyle Gaming & Entertainment Ltd.
Notes to the Consolidated Financial Statements
December 31, 2012

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

The Company has entered into a payment processing agreement with a company located in Costa Rica. The agreement included a trial period ended June 2012 whereby, the payment processor will incur all of the Company’s website costs, processing and all other costs related to running its betting websites. Starting in July 2012, the Company is paying a royalty fee of 9.5%, plus applicable taxes.

The payment processor holds the liability of paying the Company’s customers for all payouts. As such, they have required a guarantee from the Company’s CEO and Intercapital Management Ltd. for $250,000 in the event that payouts exceed the Company’s cash balance. In addition, during each 12 week period 30% of the revenue is held by the payment processor as a holdback against potential losses.

Note 4	Equipment

			Net Book	Net Book
		Accumulated	Value Dec	Value Dec
	Cost	Amortization	31, 2012	31, 2011

Computer hardware	$7,740	$2,831	$4,909	$-
Computer Software	9,500	4,752	4,748	-
	$17,240	$7,583	$9,657	$-

Carlyle Gaming & Entertainment Ltd.
Notes to the Consolidated Financial Statements
December 31, 2012

Note 5	Goodwill on quasi reorganization

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

The following represents changes in gross carrying amount of intangibles as at December 31, 2012 and 2011:

			Net Book
		Accumlated	Value Dec 31,
	Cost	Amortization	2012

E-commerce software	$600,000	$133,333	$466,667
Gaming software	300,000	66,667	233,333
Customer accounts	200,000	66,667	133,333
	$1,100,000	$266,667	$833,333

			Net Book
		Accumlated	Value Dec 31,
	Cost	Amortization	2011
E-commerce software	$600,000	$33,133	$566,867
Gaming software	300,000	16,667	283,333
Customer accounts	200,000	16,667	183,333
	$1,100,000	$66,467	$1,033,533

Note 7	Accrued liabilities – related parties

Accrued liabilities, due to related parties, consist of the following:

Carlyle Gaming & Entertainment Ltd.
Notes to the Consolidated Financial Statements
December 31, 2012

	Dec 31	Dec 31
	2012	2011

Interest on notes	$205,856	$139,496
Management salaries	1,995,420	1,387,930
Miscellaneous payables	363,863	17,491
	$2,565,140	$1,544,917

Note 8	Notes payable to related party

The notes payable are due to a director and major shareholder, payable on demand and bear interest at prime plus 2%.

Note 9	Capital stock – restated see Note 13

On July 15, 2007 the Company completed a quasi reorganization when the District Court, Arapahoe County, State of Colorado granted guardianship with full and absolute authority to conduct the affairs of the Company. At that time there were 97,855,005 shares of common stock issued and outstanding.

On May 15, 2008 the Directors authorized a reverse stock split of 1:15. These statements give retroactive effect to that transaction. After this split, the number of shares outstanding has been calculated at 9,547,667 as per Note 13. (See below.)

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

As at December 31, 2012, there were no shares subject to options, warrants or other agreements.

Carlyle Gaming & Entertainment Ltd.
Notes to the Consolidated Financial Statements
December 31, 2012

Note 10	Income taxes

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

Income tax recovery differs from that which would be expected by applying the effective rates to net loss as follows:

	2012	2011

Net loss before income taxes	$(864,405)	$(615,371)
	19.63%-	19.63%-
Tax rate	39.63%	39.63%

Income tax recovery at statutory rates	$333,520	$238,400
Adjustment for timing differences	680	400
Valuation allowance	(334,200)	(238,800)

Net income tax benefit	$-	$-

The net deferred tax asset is comprised of the following:

	2012	2011
Net operating loss carried forward
$2,282,962 ($1,550,134 in 2011)	$882,000	$599,000
Intangible assets	63,000	13,800
Equipment	2,000	-
	$947,000	$612,800

The ability to apply these losses expires under normal circumstances from 2029 to 2032.

Note 11	Contingency

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

Carlyle Gaming & Entertainment Ltd.
Notes to the Consolidated Financial Statements
December 31, 2012

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

Note 13	Correction of previously issued financial statements

During the year the Company changed transfer agents and an additional 3,024,000 shares were uncovered, presumably dating from the time when the Company was re-instated on July 17, 2007. The total shares outstanding are at this time were then 9,547,667 (previously stated as 6,523,667) but the value given was unchanged and recorded as $240,000. Accordingly, the retroactive adjustment involves increasing the amount allocated to common stock by $3,024 and reducing the amount allocated to additional paid in capital. The number of shares outstanding is unchanged since December 31, 2009 at 44,117,601 shares of common stock.. These financial statements retroactively correct that misstatement. A comparison to previous statements is as follows:

Consolidated Statement of Stockholders’ deficit and Balance Sheet

				Deficit
	Common Stock			Accumulated
			Additional	during the
			Paid in	development
	Shares	Amount	Capital	stage	Total
Balance January 1, 2011 as perviously stated	41,093,601	$41,094	$233,476	$(970,674)	$(696,104)
Restatement for increase in common stock outstanding	3,024,000	3,024	(3,024)	-	-
Balance January 1, 2011 as restated	44,117,601	$44,118	$230,452	$(970,674)	$(696,104)