Form 10-Q
period 2013-03-31
Carlyle Gaming & Entertainment, Ltd.
filed 2013-08-28
CIK 894847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2013

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 0-20940

CARLYLE GAMING & ENTERTAINMENT LTD.
(Exact name of registrant as specified in its charter)

Delaware	84-1210544
(State or other jurisdiction of incorporation)	(IRS Employer I.D. No.)

245 Park Avenue
New York, N.Y. 10167
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ X ]

As of August 26, 2013, there were 44,117,601 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLYLE GAMING & ENTERTAINMENT LTD.
New York, New York

FINANCIAL REPORTS
AT
March 31, 2013

CARLYLE GAMING & ENTERTAINMENT LTD.
New York, New York
TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2013 (Unaudited) and December 31, 2012	5

Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012. (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012. (Unaudited)	7

Notes to Consolidated Financial Statements	8

Carlyle Gaming & Entertainment Ltd.
Consolidated Financial Statements
March 31, 2013
Unaudited

Carlyle Gaming & Entertainment Ltd.
BALANCE SHEETS (Unaudited)
As at March 31, 2013 and December 31, 2012

Carlyle Gaming & Entertainment Ltd.
INTERIM BALANCE SHEETS
(Unaudited)
As at March 31, 2013 and December 31, 2012

	March 31 2013	December 31 2012
ASSETS

Current assets
Cash and cash equivalents, unrestricted	$529,855	$517,967
Cash and cash equivalents, restricted - Note 3	106,712	103,765
	636,567	621,732

Equipment - (net of accumulated depreciation) - Note 4	11,029	9,657
Goodwill on quasi reorganization - Note 5	240,000	240,000
Intangible asset rights to gaming software and domains (net of accumulated amortization) - Note 6	783,333	833,333

Total Assets	$1,670,929	$1,704,722

LIABILTIES
Current liabilities
Accounts payable and accrued liabilities	$691,085	$237,962
Accrued liabilities - related parties - Note 7	2,312,812	2,542,640
Notes payable to related party - Note 8	1,100,000	1,100,000
	4,103,897	3,880,602

Going Concern - Note 2
Contingency - Note 10
Security Agreement - Note - 11

Capital Stock - Note 9
Authorized:
100,000,000 common stock with a par value of $0.001
50,000 000 preferred stock without par value
Issued and outstanding
44,117,601 common stock	44,117	44,117
Additional paid in capital	230,453	230,453
	274,570	274,570
Accumulated deficit	(2,707,538)	(2,450,450)
Total Stockholders' Deficit	(2,432,968)	(2,175,880)

Total Liabilites and Stockholders' Deficit	$1,670,929	$1,704,722

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
STATEMENTS OF OPERATIONS
For the three month period ended March 31, 2013 and 2012

For the Three Months Ended March 31	2013	2012

Revenues	$14,734	$122,555

Expenses
Advertising	-	5,000
Amortization and depreciation	52,660	52,009
Communications	-	53,491
Filing fees	-	16,264
Interest to related party	17,229	16,267
Management salaries	161,244	160,000
Professional fees	1,000	60,850
Rent	9,000	30,500
Transfer agent	2,124	8,569
Travel, meetings and living	28,565	44,738
Total expenses	271,822	447,688

Net loss and comprehensive loss for the period	$(257,088)	$(325,133)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average number of shares outstanding	44,117,601	44,117,601

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
For the three month period ended March 31, 2013 and 2012
(Unaudited)

For the Three Months Ended March 31	2013	2012

Operating activities
Net loss and comprehensive loss for the period	$(257,088)	$(325,133)
Amortization	52,660	52,009
Changes in non-cash working capital balances
Accounts payable and accrued liabilities	49,371	131,783
Accrued liabilities - related parties	173,924	278,362
Cash provided by (used in) operating activities	18,867	137,021

Investing activities
Purchase of equipment	(4,032)	(4,966)
Purchase of software	-	(9,500)
Cash provided by (used in) investing activities	(4,032)	(9,500)

Increase in total cash and cash equivalents	14,835	122,555
Increase (decrease) in restricted cash	2,947	(25,033)
	11,888	147,588
Cash and cash equivalents, beginning of the period	517,967	31,860
Cash and cash equivalents, end of the period	$529,855	$179,448

Supplemented disclosure of cash flow information:

Non-cash Financing Activities
Recognition of goodwill and 6,523,667 shares of common stock	$-	$-
34,569,934 shares issued for debt	$-	$-

Cash paid for:
Interest	$(17,229)	$(16,267)
Income taxes	$-	$-

See Accompanying Notes to the Financial Statements

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

Note 2 Interim reporting

The accompanying unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, they include all adjustments, which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s audited December 31, 2012 financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2012 financial statements.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

See Accompanying Notes to the Financial Statements

Note 3 Significant Accounting policies

Basis of Presentation

The Company’s consolidated financial statements included herein are prepared under the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America. The financial statements include the Carlyle Gaming & Entertainment Ltd. and Carlyle Interactive Ltd.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At March 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $2,707,538 since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans

Revenue Recognition

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

Development Stage Company.

See Accompanying Notes to the Financial Statements

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

Other Intangibles

See Accompanying Notes to the Financial Statements

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

Equipment

Computers and laptops are capitalized and amortized over an estimated useful life of 2 years on a straight line basis.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at March 31, 2013 the Company had $636,567 of cash

See Accompanying Notes to the Financial Statements

balances of which $106,712 were subject to a 12 week holdback (2012 - $621,731 & $103,765 respectively).

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

See Accompanying Notes to the Financial Statements

Note 4 Equipment

	Cost	Accumulated Amortization	Net Book Value March 31, 2013	Net Book Value Dec 31, 2012

Computer hardware	$11,772	$4,303	$7,469	$4,909
Computer Software	9,500	5,940	3,560	4,748
	$21,272	$10,243	$11,029	$9,657

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

	Cost	Accumlated Amortization	Net Book Value March 31, 2013	Net Book Value Dec 31 2012

E-commerce softwar	$600,000	$158,333	$441,667	$466,667
Gaming software	300,000	79,167	220,833	233,333
Customer accounts	200,000	79,167	120,833	133,333
	$1,100,000	$316,667	$783,333	$833,333

See Accompanying Notes to the Financial Statements

Note 7 Accrued liabilities – related parties

Accrued liabilities, due to related parties, consist of the following:

	March 31 2013	December 31 2012

Interest on notes	$222,889	$205,750
Management salaries	1,706,664	1,995,420
Miscellaneous payables	383,259	341,470
	$2,312,812	$2,542,640

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

See Accompanying Notes to the Financial Statements

Effective December 31, 2009, the major shareholder applied a portion of the unpaid management wages that were owed to him against share subscriptions receivable. No subscriptions remain unpaid.

As at March 31, 2013, there were no shares subject to options, warrants or other agreements.

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

See Accompanying Notes to the Financial Statements

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

See Accompanying Notes to the Financial Statements

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

Results of Operation

For the three months ended March 31, 2013 compared to the three months ended March 31, 2012

Revenues and Profit
In the three month period ended March 31, 2013, Carlyle Gaming & Entertainment Ltd. had total revenue of $14,734, compared to total revenue of $122,555 for the same period in 2012. We expect to generate revenue as we expand our business operations.

Our total gaming turnover for the three month period ended March 31, 2013 was $9,192,714 compared to the total gaming turnover of $5,137,779 for the same period in 2012. A 79% increase in total gaming turnover for the three month period ended March 31, 2013 compared to the total gaming turnover for the same period in 2012.

The Company had $0 in gross profits for the three month period ended March 31, 2013, compared to $0 for the same period in 2011. We believe our business operations will be profitable once we begin to generate consistent revenue.

General and Administrative Expenses
For the three month period ended March 31, 2013, the Company’s advertising expenses have been $0, compensation expenses have been $161,244, general and administrative expenses have been $93,279 interest expenses were $17,229. For the same period in 2012, advertising expenses were $5,000, compensation expenses were $160,000, general and administrative expenses were $266,421 interest expenses were $16,267. Our expenses have increased due to our increase in general administrative expenses.

Net Loss
The net loss for the three month period ended March 31, 2013 was $(257,088), which was a decrease from $(325,133) for the same period in 2012. This decrease is attributable to the decrease in general and administrative expenses.

Liquidity and Capital Resources
As of March 31, 2013, we financed our working capital requirements with existing cash balances and existing credit facilities primarily from Intercapital Management (Canada) Ltd. during such periods.

See Accompanying Notes to the Financial Statements

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

See Accompanying Notes to the Financial Statements

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

See Accompanying Notes to the Financial Statements

Item 4. Controls and Procedures.
As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of March 31, 2013, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting
The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of March 31, 2013, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 1A. Risk Factors.
We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on June 14, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2013.

Item 3. Defaults Upon Senior Securities.
There were no defaults upon senior securities during the quarter ended March 31, 2013.

See Accompanying Notes to the Financial Statements

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

CARLYLE GAMING & ENTERTAINMENT LTD.
(Registrant)

Dated: August 26, 2013
	By:	/s/ Sandy J. Masselli, Jr.
Name:Sandy J. Masselli, Jr.
Title: Principal Executive Officer

Dated: August 26, 2013
	By:	/s/ Alexander Kennedy
Name:Alexander Kennedy
Title: Principal Financial Officer and
Chief Accounting Officer

See Accompanying Notes to the Financial Statements