Form 10-Q
period 2013-06-30
Carlyle Gaming & Entertainment, Ltd.
filed 2013-08-29
CIK 894847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: June 30, 2013

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

Yes [   ]   No [ X ]

As of June 30, 2013 there were 44,117,601 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS
PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLYLE GAMING & ENTERTAINMENT LTD.
New York, New York

FINANCIAL REPORTS
AT
June 30, 2013

CARLYLE GAMING & ENTERTAINMENT LTD.
New York, New York
TABLE OF CONTENTS

Carlyle Gaming & Entertainment Ltd.
Consolidated Financial Statements
June 30, 2013
Unaudited

Carlyle Gaming & Entertainment Ltd.
BALANCE SHEETS (Unaudited)
As at June 30, 2013 and December 31, 2012

Carlyle Gaming & Entertainment Ltd.
BALANCE SHEETS
(Unaudited)
As at June 30, 2013 and December 31, 2012

	June 30	December 31
	2013	2012
ASSETS

Current assets
Cash and cash equivalents, unrestricted	$442,894	$517,967
Cash and cash equivalents, restricted - Note 3	106,712	103,765
	549,606	621,732

Equipment - (net of accumulated depreciation) - Note 4	8,369	9,657
Goodwill on quasi reorganization - Note 5	240,000	240,000
Intangible asset rights to gaming software and domains (net of accumulated amortization) - Note 6	733,333	833,333

Total Assets	$1,531,308	$1,704,722

LIABILTIES
Current liabilities
Accrued liabilities	$692,085	$237,962
Accrued liabilities - related parties - Note 7	2,536,152	2,542,640
Notes payable to related party - Note 8	1,100,000	1,100,000
	4,328,237	3,880,602

Going Concern - Note 2
Contingency - Note 10
Security Agreement - Note - 11

Capital Stock - Note 9
Authorized:
100,000,000 common stock with a par value of $0.001
50,000 000 preferred stock without par value
Issued and outstanding
44,117,601 common stock	44,117	44,117
Additional paid in capital	230,453	230,453
	274,570	274,570
Accumulated deficit	(3,071,499)	(2,450,450)
Total Stockholders' Deficit	(2,796,929)	(2,175,880)

Total Liabilites and Stockholders' Deficit	$1,531,308	$1,704,722

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
STATEMENTS OF OPERATIONS
For the three and six month period ended March 31 and June 30, 2013 and 2012
(Unaudited)

	For the three months		For the six months
	Ended June 30		Ended June 30
	2013	2012	2013	2012

Revenues	$(86,951)	$75,275	$(72,217)	$197,830

Expenses
Advertising	-	2,500	-	7,500
Amortization and depreciation	52,660	51,809	105,320	103,818
Communications	-	14,887	-	68,378
Filing fees	-	-	-	16,264
Interest to related party	17,455	16,480	34,684	32,747
Management salaries	161,244	160,000	322,488	320,000
Professional fees	17,000	11,000	17,000	71,850
Rent	9,000	5,500	18,000	36,000
Transfer agent	20,651	12,881	22,775	21,450
Travel, meetings and living	-	-	28,565	44,737
Total expenses	278,010	275,057	548,832	722,744

Net loss and comprehensive loss for the period	$(364,961)	$(199,782)	$(621,049)	$(524,914)

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	44,117,601	44,117,601	44,117,601	44,117,601

See Accompanying Notes to the Financial Statements

Carlyle Gaming & Entertainment Ltd.
STATEMENTS OF CASH FLOWS
For the six month periods ended June 30, 2013 and 2012
(Unaudited)

	For the six	For the six
	months Ended	months Ended
	June 30, 2013	June 30, 2012
Operating activities
Net loss and comprehensive loss for the period	$(621,049)	$(524,914)
Amortization	105,320	103,818
Changes in non-cash working capital balances
Accrued liabilities	4,123	127,991
Accrued liabilities - related parties	443,512	505,400
Cash provided by (used in) operating activities	(68,094)	212,295

Investing activities
Purchse of equipment	(4,032)	(4,966)
Purchase of software	-	(9,500)
Cash provided by (used in) investing activities	(4,032)	(14,466)

Increase (decrease) in total cash and cash equivalents	(72,126)	197,829
Less decrease in restricted cash	2,947	38,531
	(75,073)	236,360
Cash and cash equivalents, beginning of the period	517,967	31,860
Cash and cash equivalents, end of the period	$442,894	$268,220

Supplemented disclosure of cash flow information:
Cash paid for:
Interest	$34,684	$32,747
Income taxes	$-	$-

See Accompanying Notes to the Financial Statements

Note 1	Incorporation and quasi reorganization

Carlyle Gaming & Entertainment Ltd (the “Company”) was incorporated as Clean-X-Press, Inc. on January 4, 1988 under the laws of the State of Colorado. On November 1, 1998, the Company was dissolved by the State of Colorado and on July 18, 2007, the Company was reinstated, under a sole corporate guardianship. The Company has treated this event as a quasi reorganization..

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

Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that can be expected for the year ending December 31, 2013.

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

See Accompanying Notes to the Financial Statements

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next fiscal year. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern. At June 30, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $3,071,499 since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans

Revenue Recognition

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

Cash and Cash Equivalents

See Accompanying Notes to the Financial Statements

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents. As at June 30, 2013 the Company had $549,605 of cash balances of which $106,712 were subject to a 12 week holdback ($621,731 & $103,765 respectively – 2012).

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

The Company has entered into a payment processing agreement with a company located in Costa Rica whereby the payment processor will incur all of the Company’s website costs, processing and all other costs related to running its betting websites. The agreement included a trial period ending June 30, 2012 and was extended to June 30, 2013 After this trial period, the Company will pay 7% of all net earnings.

The payment processor holds the liability of paying the Company’s customers for all payouts. As such, they have required a guarantee from the Company’s CEO and Intercapital Management Ltd. for $250,000 in the event that payouts exceed the Company’s cash balance. In addition, during each 12

See Accompanying Notes to the Financial Statements

week period 30% of the revenue is held by the payment processor as a holdback against potential losses.

Note 4	Equipment

		Accumulated	Net Book Value	Net Book Value
	Cost	Amortization	June, 2013	Dec 31, 2012

Computer hardware	$11,772	$5,775	$5,997	$4,909
Computer Software	9,500	7,128	2,372	4,748
	$21,272	$12,903	$8,369	$9,657

Note 5	Goodwill on quasi reorganization

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

See Accompanying Notes to the Financial Statements

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

		Accumlated	Net Book Value	Net Book Value
	Cost	Amortization	June 30, 2013	Dec 31 2012

E-commerce softwar $	$600,000	$183,333	$416,667	$466,667
Gaming software	300,000	91,667	208,333	233,333
Customer accounts	200,000	91,667	108,333	133,333
	$$1,100,000	$366,667	$733,333	$833,333

Note 7	Accrued liabilities – related parties

Accrued liabilities, due to related parties, consist of the following:

	June 30	Dec 31
	2013	2012

Interest on notes	$240,254	$205,750
Management salaries	1,867,908	1,995,420
Miscellaneous payables	427,990	341,470
	$2,536,152	$2,542,640

Note 8	Notes payable to related party

The notes payable are due to a director and major shareholder and bear interest at prime plus 2%. The notes are now payable on demand.

Note 9	Capital stock

On July 15, 2007 the Company completed a quasi reorganization when the District Court, Arapahoe County, State of Colorado granted guardianship with full and absolute authority to conduct the affairs of the Company. At that time there were 97,855,005 shares of common stock issued and outstanding.

See Accompanying Notes to the Financial Statements

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

As at June 30, 2013, there were no shares subject to options, warrants or other agreements.

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

See Accompanying Notes to the Financial Statements

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

See Accompanying Notes to the Financial Statements

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

See Accompanying Notes to the Financial Statements

Results of Operation
For the six months ended June 30, 2013 compared to the six months ended June 30, 2011

Revenues and Profit
In the six month period ended June 30, 2013 Carlyle Gaming & Entertainment Ltd. had total revenue loss of $(86,951), compared to total revenue of $197,830 for the same period in 2012. We expect to generate revenue as we expand our business operations.

The Company had $0 in gross profits for the six month period ended June 30, 2013, compared to $0 for the same period in 2012. We believe our business operations will be profitable once we begin to generate consistent revenue.

Our total gaming turnover for the six month period ended June 30, 2013 was $21,613,558.55compared to the total gaming turnover of $8,334,636 for the same period in 2012. A 159% increase in total gaming turnover for the three month period ended June 30, 2013 compared to the total gaming turnover for the same period in 2012.

General and Administrative Expenses
For the six month period ended June 30, 2013 , the Company’s advertising expenses have been $2,500, compensation expenses have been $322,488, general and administrative expenses have been $191,660, interest expenses were $32,747. For the same period in 2011, advertising expenses were $7,500, compensation expenses were $320,000, general and administrative expenses were $362,497 interest expenses were $32,747.

Net Loss
The net loss for the six month period ended June 30, 2013 was $(621,049), which was an increase from $(524,914) for the same period in 2012. This increase is attributable to the increase in general and administrative expenses.

Liquidity and Capital Resources
As of June 30, 2013, we financed our working capital requirements with existing cash balances and existing credit facilities primarily from Intercapital Management (Canada) Ltd. during such periods.

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

See Accompanying Notes to the Financial Statements

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

See Accompanying Notes to the Financial Statements

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

Item 4. Controls and Procedures.
As of the end of the period covered by this Report, an evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation of our disclosure controls and procedures as of June 30, 2013 , the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it

See Accompanying Notes to the Financial Statements

files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and this information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosures.

Management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting regarding a lack of adequate segregation of duties and concluded that such controls were not effective as of June 30, 2013 .

Changes in Internal Control Over Financial Reporting
The Company is in the process of improving its internal control over financial reporting in an effort to remediate this material weakness by improving period-end closing procedures and requiring all period-end recurring and non-recurring adjustments be reviewed by the Chief Financial Officer.

As of June 30, 2013, there has been no change in the Company’s internal control over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of the Company’s equity securities during the quarter ended June 30, 2013 .

Item 3. Defaults Upon Senior Securities.
There were no defaults upon senior securities during the quarter ended June 30, 2013 .

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

CARLYLE GAMING & ENTERTAINMENT LTD.
(Registrant)

Dated: October 16, 2012
	By:	/s/ Sandy J. Masselli, Jr.
Name:Sandy J. Masselli, Jr.
Title: Principal Executive Officer

Dated: October 16, 2012
	By:	/s/ Domenic Filigno
Name:Domenic Filigno
Title: Principal Financial Officer and
Chief Accounting Officer

See Accompanying Notes to the Financial Statements