Form 10-K
period 2013-12-31
Carlyle Gaming & Entertainment, Ltd.
filed 2014-08-28
CIK 894847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

Tel: (212) 682-7888, Fax: (917) 591-2291
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
Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: The Issuer had 45,117,601  shares of Common Stock, par value $.001, outstanding as of August 27, 2014.

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

In January 2008, the Company’s Chief Executive Officer Mr. Sandy Masselli Jr. met with representatives from SJCG Company Limited (“SJCG”), a software development and design company at ICE Totally Gaming Exhibition. ICE Totally Gaming is most comprehensive Business to business (B2B) gaming exhibition in the world and is held yearly in January at Earls Court Exhibition Centre, London, UK.. Mr. Masselli went to specifically purchase a gaming software suite.

After the initial contact between the Company and SJCG, the Company explored many different options available to them regarding gaming software from various venders and developers. The Company decided to negotiate with SJCG to purchase their gaming software suite. The negotiations were led by Mr. Masselli and the Company’s Chief Financial Officer Mr. Alexander Kennedy. In February 2009, Mr. Masselli and representatives from SJCG met in San Juan, Puerto Rico and established a frame work to purchase SJCG’s gaming software at a reasonable price which included one hundred (100%) of the business rights including ,trademarks, proprietary software source codes and company intellectual property of SJCG Company Limited for $300,000 cash. This transaction was closed in July 2009.

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

Our business office is located at 245 Park Avenue New York, NY 10167. This location is adequate for our current needs. Our telephone number is 212-682-7888 and our facsimile is 917-591-2291.

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

Employees

As of August 27, 2014, we had 4 full time employees.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. At December 31, 2013, the Company had not yet achieved profitable operations, has accumulated losses of $3,829,945. since its quasi reorganization. The Company expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management anticipates that additional funding will be in the form of equity financing from the sale of common stock. Management may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans. If we cannot generate sufficient revenues from our services or seek additional funding , we may have to delay the implementation of our business plan.

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

Recent world-wide tends in online gaming is moving towards a licensed and regulated environment. With the exception of the United States where legislation designed to prohibit Internet gaming was enacted on October 13, 2006 in the United States (UIGEA-Unlawful Internet Gambling Enforcement Act of 2006), and may be adopted in other jurisdictions. However several US states have recently begun legalizing intrastate online gambling — Nevada, New Jersey and Delaware launched in 2013 and the states in which legalization legislation has been introduced continues to grow — California, Colorado, Hawaii, Illinois, Iowa, Louisiana, Massachusetts, Mississippi, and Pennsylvania.

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

United States

Since the enactment of Unlawful Internet Gambling Enforcement Act "UIGEA" in October 2006, the Company is prohibited from taking any wagers from the U.S. The UIGEA made it illegal to accept any funds connected with unlawful Internet gaming, although some U.S. enforcement agencies claimed that previous existing legislation similarly outlawed both the supply and related payments. However in 2013, several US states have recently begun legalizing intrastate online gambling — Nevada, New Jersey and Delaware launched in 2013 and the states in which legalization legislation has been introduced continues to grow — California, Colorado, Hawaii, Illinois, Iowa, Louisiana, Massachusetts, Mississippi, and Pennsylvania. We intend to pursue licenses in US jurisdictions as legislation is enacted and permitted. Currently, we derive our revenues from sources outside of the U.S.

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

We compete with a number of public and private companies, which provide electronic commerce and/or Internet gaming software. In addition to known current competitors, traditional land-based casino operators and other entities, many of which have significant financial resources, an entrenched position in the market and name-

brand recognition, may provide Internet gaming services in the future, and thus become our competitors. As well, such companies may be able to require that their own software, rather than the software of others, including our gaming software or our e-cash systems and support, be used in connection with their payment mechanisms.

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

Holders. As of August 27, 2014, we had approximately 750 shareholders of common stock.

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

As of August 27, 2014, the Company had 45,117,601 shares of common stock issued and outstanding.

As of August 27, 2014, the Company had no Preferred Stock issued or outstanding.

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

As of August 27, 2014, the Company had no Preferred Stock authorized.

Warrants

As of August 27, 2014, the Company had no Warrants authorized.

Options

As of August 27, 2014, the Company had no Options authorized.

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

The following discussion of our financial condition and results of operations for the years ended December 31, 2013 and 2012.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for Year ended December 31, 2013 as Compared to Year ended December 31, 2012.

For the year ended December 31, 2013, the Company generated $100,607,342 incurred in gaming revenue and $96,769 of net revenues. For the year ended December 31, 2012 the Company generated $20,031,094 in gaming revenue and $442,284 of net revenues.

Total operating expenses for the year ended December 31, 2013 were $1,167,098, compared to total operating expenses for the year ended December 31, 2012 of $1,238,777. Included in total operating expenses were management salaries of $644,976, amortization and depreciation expense of $208,620, communication expense of $128,928, and professional fees of $55,000. For the year ended December 31, 2012, the Company incurred management salaries of $640,000, amortization and depreciation expense of $207,783, communication expense of $88,379, and professional fees of $69,350.

Interest expense for the year ended December 31, 2013 was $69,166 compared to $67,912 for the year ended December 31, 2012. The expense is primarily due to our agreements to purchase gaming software and domains and a credit facility with Intercapital Management Ltd. (see credit facilities section below).

Liquidity and Capital Resources and Cash Requirements

At December 31, 2013, the Company had bank indebtedness of $6 compared with bank indebtedness of $90 at December 31, 2012. Furthermore, the Company had a working capital deficit of $4,908,336 compared with $3,880,692 at December 31, 2012. The increase in working capital deficit is attributed the use of cash for the security deposit and an increase in outstanding day-to-day obligations.

During the year ended December 31, 2013, the Company received $96,853 of cash from operating activities compared to $459,524 for the year ended December 31, 2012. The decrease in cash from operating activities is due to the higher rate of payouts during fiscal 2013.

During the year ended December 31, 2013, the Company used $96,769 of cash for investing activities compared to $459,524 during the year ended December 31, 2012.

We financed our working capital requirements during the year ended December 31, 2013 and 2012 with existing cash balances and existing credit facilities primarily from Intercapital Management (Canada) Ltd. during such periods.

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

Critical Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long‐lived assets, impairment of goodwill, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a‐15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a‐15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 using the criteria established in “Internal Control ‐ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statement. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2. We did not maintain appropriate financial reporting controls – As of December 31, 2013, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at December 31, 2013, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues. Subsequent to December 31, 2013, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control—Integrated Framework issued by COSO.

Attestation Report of the Registered Public Accounting Firm

Saturna Group Chartered Accountants LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2013 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND OFFICERS.

The following table and biographical summaries set forth information, including principal occupation and business experience, about our directors and executive officers at August 15, 2014.

Our officers and directors are as follows:

NAME	AGE	POSITION	OFFICER AND/OR DIRECTOR SINCE
Sandy J. Masselli, Jr.	50	Chief Executive Officer	May 2008

		Chairman of the Board & Director
Joseph L.Picco, Jr.	50	President of Carlyle Interactive Ltd. & Director	December 2010
Domenic Filigno	52	Vice President, Chief Financial Officer & Director	May 2008

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

Domenic Filigno, Vice President, Chief Financial Officer & Director

Mr. Domenic Filigno has served as a Director of the Company since June 15, 2010 and it’s Chief Financial Officer since January 2013. He has over 30 years of satellite and broadband engineering experience having worked for some of Canada’s largest companies such as Starchoice Communications Inc.; VDN Cable Inc. and Satellite Supply / Program Source. Mr. Filigno is also a consultant for Unique Broadband Systems Ltd., a leading developer and manufacture of Digital Broadband Wireless products and systems.

Joseph L. Picco, Jr. President of Carlyle Interactive Ltd. & Director

Mr. Joseph L. Picco, Jr. has served as a Director of the Company since June 15, 2010 and President of Carlyle Interactive Ltd. since December 2010. He has over 35 years of residential and commercial land development experience. He is currently the Chief Executive Office and President of Lincolt Development Corporation headquartered in Monmouth County New Jersey. He holds a Bachelor of Science degree in Finance from Rutgers University.

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

As a result of information accumulated by counsel for Mr. Masselli and the filing of a court application, the charge of the Third Degree Forgery in regard to the alleged check kiting scheme was dismissed with the consent of the Monmouth County Prosecutor. Mr. Masselli and his legal counsel have always believed the entire matter was a civil dispute. The remaining charges including second degree theft by deception was also dismissed and all of these charges were expunged from the record.

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

Our legal counsel had advised the Company that the criminal charge of check kiting requires control of two bank accounts by a single person in order to be applicable. With regard to the two accounts that were involved in the matter, Sandy J. Masselli, Jr., did not have control of any kind with regard to one of them. The account over which he had no control was an account that was opened by two other individuals, giving them sole and complete control. Therefore, the legal theory of the indictment was not applicable.

A debt to a creditor is a civil matter, not a criminal matter. Moreover, the involved entity JPMorgan Chase & Company. Inc. which owed Mr. Masselli, . a great deal more than he owed to them. All of which was resolved in a civil matter in the Superior Court of New Jersey, Monmouth County.

We are presently dependent to a great extent upon the experience, abilities and continued services of Sandy J. Masselli, Jr. our Chief Executive Officer. The loss of Mr. Masselli services could have a material adverse effect on our business, financial condition and successful operation of the company.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Executive Compensation Table

Name and principal position	Year	Salary ($) (a)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Change in pension value and nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

Sandy J,	2013	275,000 (1)	0	0	0	0	0	0	275,000
Masselli, Jr.,	2012	190,000 (2)	0	0	0	0	0	0	190,000
CEO	2011	190,000 (3)	0	0	0	0	0	0	190,000

Joseph Picco ,	2013	185,000 (4)	0	0	0	0	0	0	185,000
President of Carlyle
Interactive Ltd.

Domenic Filigno	2013	185,000 (5)	0	0	0	0	0	0	185,000
CFO

Pat Cicalese,	2012	150,000	0	0	0	0	0	0	150,000
Former Director	2011	150,000	0	0	0	0	0	0	150,000
VP Operations

Alexander Kennedy,	2012	150,000	0	0	0	0	0	0	150,000
Former CFO	2011	150,000	0	0	0	0	0	0	150,000

(a)

Our senior executives have agreed to defer all past compensation until such time that (i) we have a net income of greater than $2 million, (ii) we obtain quotation on the OTCBB and (iii) all required dividend payments are current and fully paid. Once we satisfy these requirements we can pay the senior executives amounts equal to 15% of our net income.

(1)	Salary for services as our Chief Executive Officer during 2013, was accrued as a payable as at December 31, 2013
(2)	Salary for services as our Chief Executive Officer during 2012, was accrued as a payable as at December 31, 2012
(3)	Salary for services as our Chief Executive Officer during 2011, was accrued as a payable as of December 31, 2011.
(4)	Salary for services as our President of Carlyle Interactive Ltd. during 2013, was accrued as a payable as of December 31, 2013
(5)	Salary for services as our Chief Financial Officer during 2013, was accrued as a payable as of December 31, 2013.

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

Sandy J. Masselli, Jr. is employed to serve as our Chief Executive Officer, at an annual minimum salary of $275,000 from year-to-year and an annual Override of 1.5% of gaming revenue that is above the amount set forth in the Approved Gaming Revenue Plan.

Joseph Picco is employed to serve as our President of Carlyle Interactive Ltd., at an annual minimum salary of 185,000 from year-to-year and an annual Override of 0.05% of gaming revenue that is above the amount set forth in the Approved Gaming Revenue Plan.

Domenic Filigno is employed to serve as our Chief Financial Officer, at an annual minimum salary of $185,000 from year-to-year and an annual Override of 0.05% of gaming revenue that is above the amount set forth in the Approved Gaming Revenue Plan.

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

The following table sets forth, as of August 27, 2014, the number of shares of common stock owned of record and beneficially by our executive officers, directors, our executive officers and directors as a group, and persons who beneficially own 5% or more of the outstanding shares of our common stock.

	Name and Address	Amount and Nature
Title of Class	of Beneficial Owner (1)	of Beneficial Ownership	Percent of class*
Common Stock	Sandy J. Masselli, Jr. (2)	(7) 5,876,385)	14.3%
Common Stock	Alexander Kennedy (3)	2,054,680	5.0%
Common Stock	Pat Cicalese (4)	2,226,668	5.4%
Common Stock	Joseph L.Picco, Jr. (5)	2,054,680	5.0%
Common Stock	Domenic Filigno (6)	2,054,680	5.0%

Common Stock	Intercapital Management Ltd.(7)	(7) 18,081,000	44.0%
Common Stock	ABS Holdings Limited	6,000,000	14.6%
	Officers and Directors as a
Common Stock	group (5 persons)	32,348,093	78.7%

* Based on 45,117,601 shares of the Registrant’s common stock outstanding as of August 15, 2014.

(1)	Unless otherwise noted, the business address of each member of our Board of Directors is c/o CARLYLE GAMING & ENTERTAINMENT LTD. , 501 5th Avenue, New York, NY 10017.
(2)	Mr. Masselli is our Chief Executive Officer & Chairman of the Board.
(3)	Mr. Kennedy was formerly Chief Financial Officer.
(4)	Mr. Cicalese was formerly Vice President of Operations.
(5)	Mr. Picco is the President of Carlyle Intercactive Ltd.
(6)	Mr. Filigno is the Chief Financial Officer
(7)

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

Audit Fees

The aggregate fees of SaturnaGroup Chartered Accountants LLP for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2013 were $24,000.

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

Tax Fees

The aggregate fees billed by SaturnaGroup Chartered Accountants LLP for tax compliance for each of the year ended December 31, 2013 were $0.

All Other Fees

The aggregate fees billed by SaturnaGroup Chartered Accountants LLP for services other than those described above, for the years ended December 31, 2013 were $0.

Audit Committee Pre-Approval Policies

Our Board of Directors reviewed the audit and non-audit services rendered by SaturnaGroup Chartered Accountants LLP during the periods set forth above and concluded that such services were compatible with maintaining the auditors’ independence. All audit and non-audit services performed by our independent accountants are pre-approved by our Board of Directors to assure that such services do not impair the auditors’ independence from us.

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

Date: August 27, 2014	CARLYLE GAMING & ENTERTAINMENT LTD.

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

	Date: August 27, 2014	By: /s/Sandy J. Masselli, Jr.
Sandy J. Masselli, Jr.,
Chief Executive Officer
Chairman of the Board &
Director

	Date: August 27, 2014	By: /s/ Domenic Filigno
Domenic Filigno,
Chief Financial Officer & Director

	Date: August 27, 2014	By: /s/ Joseph L.Picco, Jr.
Joseph L.Picco, Jr.,
Director, President of Carlyle Interactive Ltd.

CARLYLE GAMING & ENTERTAINMENT LTD.
FINANCIAL STATEMENTS
INDEX

CARLYLE GAMING & ENTERTAINMENT LTD.

Financial Statements

Years Ended December 31, 2013 and 2012

(Expressed in US dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Carlyle Gaming & Entertainment Ltd. (the “Company”)

We have audited the accompanying consolidated balance sheet of Carlyle Gaming & Entertainment Ltd. as of December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficit and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the consolidated financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SATURNA GROUP CHARTERED ACCOUNTANTS LLP

Saturna Group Chartered Accountants LLP

Vancouver, Canada

August 27, 2014

K. R. MARGETSON LTD.	Chartered Accountants
#210, 905 West Pender Street
Vancouver BC V6C 1L6
Canada
Tel: 604.641.4450
Toll free fax: 1.855.603.3228

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Carlyle Gaming & Entertainment Ltd.:

We have audited the accompanying consolidated balance sheet of Carlyle Gaming & Entertainment Ltd. as of December 31, 2012 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations changes in equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using accounting principles generally accepted in the Unites States of America assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company had not yet achieved profitable operations and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to their planned financing and other matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada	/s/ K.R. Margetson Ltd.
May 7, 2013	Chartered Accountants

CARLYLE GAMING & ENTERTAINMENT LTD.
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2013	2012
	$	$

ASSETS
Current assets
Prepaid expenses and deposits	11,970	–
Total current assets	11,970	–
Restricted cash (Note 3)	718,591	621,822
Property and equipment (Note 4)	1,037	9,657
Goodwill (Note 5)	–	240,000
Intangible assets (Note 6)	633,333	833,333
Total assets	1,364,931	1,704,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank indebtedness	6	90
Accounts payable and accrued liabilities	785,637	237,962
Due to related parties (Note 7)	3,034,663	2,542,640
Notes payable to related party (Note 8)	1,100,000	1,100,000
Total liabilities	4,920,306	3,880,692

Nature of operations and continuance of business (Note 1)
Commitments (Note 10)
Subsequent event (Note 13)

Stockholders’ deficit
Preferred stock: 50,000,000 shares authorized, no par value;
No shares issued and outstanding	–	–
Common stock: 100,000,000 shares authorized, $0.001 par value;
45,117,601 and 44,117,601 shares issued and outstanding, respectively	45,117	44,117
Additional paid-in capital	229,453	230,453
Deficit	(3,829,945)	(2,450,450)
Total stockholders’ deficit	(3,555,375)	(2,175,880)
Total liabilities and stockholders’ deficit	1,364,931	1,704,812

(The accompanying notes are an integral part of these consolidated financial statements)

CARLYLE GAMING & ENTERTAINMENT LTD.
Consolidated Statements of Operations
(Expressed in US Dollars)

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
	$	$

Revenue	96,769	442,284

Expenses
Amortization and depreciation	208,620	207,783
Communications	128,928	88,379
Consulting	29,186	–
General and administrative	64,388	197,265
Management salaries (Note 7)	644,976	640,000
Professional fees	55,000	69,350
Rent (Note 7)	36,000	36,000
Total expenses	1,167,098	1,238,777
Net loss before other expenses	(1,070,329)	(796,493)

Other expenses
Impairment of goodwill (Note 5)	(240,000)	–
Interest expense (Note 7)	(69,166)	(67,912)
Total other expenses	(309,166)	(67,912)

Net loss	(1,379,495)	(864,405)

Loss per share, basic and diluted	(0.03)	(0.02)

Weighted average shares outstanding	44,555,957	44,117,601

(The accompanying notes are an integral part of these consolidated financial statements)

CARLYLE GAMING & ENTERTAINMENT LTD.
Consolidated Statements of Stockholders’ Deficit
For the Period from December 31, 2011 to December 31, 2013
(Expressed in US dollars)

					Additional
	Preferred Stock		Common Stock		Paid-in
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	#	$	#	$	$	$	$

Balance, December 31, 2011	–	–	44,117,601	44,117	230,453	(1,586,045)	(1,311,475)
Net loss for the year	–	–	–	–	–	(864,405)	(864,405)
Balance, December 31, 2012	–	–	44,117,601	44,117	230,453	(2,450,450)	(2,175,880)
Issuance of shares previously cancelled in error	–	–	1,000,000	1,000	(1,000)	–	–
Net loss for the year	–	–	–	–	–	(1,379,495)	(1,379,495)
Balance, December 31, 2013	–	–	45,117,601	45,117	229,453	(3,829,945)	(3,555,375)

(The accompanying notes are an integral part of these consolidated financial statements)

CARLYLE GAMING & ENTERTAINMENT LTD.
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year ended	Year ended
	December 31,	December 31,
	2013	2012
	$	$

Operating activities
Net loss	(1,379,495)	(864,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	208,620	207,783
Impairment of goodwill	240,000	–
Changes in operating assets and liabilities:
Prepaid expenses and deposits	(11,970)	–
Accounts payable and accrued liabilities	547,675	118,423
Due to related parties	492,023	997,723
Net cash provided by operating activities	96,853	459,524
Investing activities
Restricted cash	(96,769)	(442,284)
Purchase of property and equipment	–	(7,740)
Purchase of software	–	(9,500)
Net cash used in investing activities	(96,769)	(459,524)
Financing activities
Bank indebtedness	(84)	–
Net cash used in financing activities	(84)	–
Change in cash	–	–
Cash, beginning of year	–	–
Cash, end of year	–	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

1.	Nature of Operations and Continuance of Business

Carlyle Gaming & Entertainment Ltd. (the “Company”) was incorporated as Patent Pending, Inc. on January 4, 1988 under the laws of the State of Colorado. On October 31, 1994, the Company changed its name from Patent Pending, Inc. to Clean-X-Press, Inc. On November 1, 1998, the Company was dissolved by the State of Colorado and on July 18, 2007, the Company was re-instated, under a sole corporate guardianship. On May 15, 2008, the Company changed its name to Carlyle Gaming & Entertainment Ltd, and is in the business of operating licensed software-based games of chance, which are offered as an online service through the internet in various jurisdictions. On April 27, 2011, the Company incorporated a wholly owned Canadian subsidiary, Carlyle Interactive Ltd., which is the operating entity of the consolidated company.

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at December 31, 2013, the Company has a working capital deficiency of $4,908,336, and has an accumulated deficit of $3,829,945 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Principles

(a)	Basis of Presentation

These consolidated financial statements and related notes are prepared in conformity with accounting principles generally accepted in the United States and are presented in US dollars, unless otherwise noted. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Carlyle Interactive Ltd., a company incorporated under the Canada Business Corporations Act. All inter-company transactions and balances have been eliminated upon consolidation. The Company’s fiscal year end is December 31.

(b)	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions related to the useful life and recoverability of long-lived assets, impairment of goodwill, and deferred income tax asset valuation allowances. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

(c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

(d)	Property and Equipment

Property and equipment is comprised of computer hardware and software, which are capitalized and amortized over its estimated useful life of two years on a straight line basis.

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

(e)	Goodwill

The Company follows the guidance under ASC 350-20, “Intangibles – Goodwill and Other –Goodwill”, wherein the excess reorganization value recognized by entities that adopt fresh-start reporting in accordance with ASC Topic 852 “Reorganizations” shall be reported as goodwill and accounted for in the same manner as goodwill. Goodwill is tested for impairment on an annual basis.

(f)	Intangible Assets

Software, licenses and other rights have been capitalized in accordance with ASC 350-40 “Intangibles – Goodwill and Other – Internal-Use Software.” Amortization started in September, 2011 when the software became ready for its intended use. Amortization is calculated on a straight line basis over its estimated useful life on the following basis:

E-commerce software	6 years
Gaming software	6 years
Customer accounts	4 years

If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying value over the fair value of the asset.

(g)	Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant, and Equipment”, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. If the total of the expected undiscounted future cash flows is less than the carrying amount of the asset, a loss is recognized for the excess of the carrying amount over the fair value of the asset.

(h)	Revenue Recognition

The Company’s revenue consists of the betting wins less betting losses paid out and related charge backs. The Company recognizes revenue when those events have transpired at a fixed or determinable price, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

(i)	Loss per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings per Share”, which requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the statements of operations. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. As at December 31, 2013 and 2012, the Company had no potentially dilutive shares outstanding.

(j)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at December 31, 2013 and 2012, the Company had no items representing comprehensive income or loss.

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

(k)	Foreign Currency Translation

The Company’s functional currency and its reporting currency is the United States dollar. Monetary balance sheet items expressed in foreign currencies are translated into US dollars at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in the statement of operations.

The Company’s integrated foreign subsidiary is financially or operationally dependent on the Company. The Company uses the temporal method to translate the accounts of its integrated operations into US dollars. Monetary assets and liabilities are translated at the exchange rates in effect at the balance sheet date. Non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at average rates for the period, except for amortization, which is translated on the same basis as the related asset. The resulting exchange gains or losses are recognized in the statement of operations.

(l)	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. The asset and liability method provides that deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As at December 31, 2013 and 2012, the Company did not have any amounts recorded pertaining to uncertain tax positions. The Company recognizes interest and penalties related to uncertain tax positions in general and administrative expense.

(m)	Financial Instruments and Fair Value Measures

ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

2.	Summary of Significant Accounting Principles (continued)

(m)	Financial Instruments and Fair Value Measures (continued)

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at December 31, 2013 as follows:

	Fair Value Measurements Using
	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable	Balance,
	instruments	inputs	inputs	December 31,
	(Level 1)	(Level 2)	(Level 3)	2013
	$	$	$	$
Restricted cash	718,591	–	–	718,591
Bank indebtedness	(6)	–	–	(6)
	718,585	–	–	718,585

The fair values of other financial instruments, which include accounts payable and accrued liabilities, amounts due to related parties, and notes payable to related party approximate their current fair values because of their nature and respective maturity dates or durations.

(n)	Reclassification

Certain financial statement items have been reclassified from the prior year in order to conform to presentation standards for the current year.

(o)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Restricted Cash

The Company used a third party service provider which handles the Company’s hosting and online payment services. Pursuant to the agreement, as the service provider holds the liability for payment to customers for all payouts to the Company’s customers relating to the online gaming services, the service provider requires a one-time refundable security deposit of $1,000,000. As at December 31, 2013, the Company has paid $589,676 (2012 - $518,057) relating to this security deposit. The Company and the service provider have agreed that the service provider will withhold proceeds from net revenues until the time that the full security deposit has been paid. As the full amount of the security deposit has not yet been received by the service provider, the service provider has required a guarantee from the Chief Executive Officer of the Company for $250,000 in the event that payouts exceed the Company’s cash balance.

In addition to the security deposits held for credit card payments, the service provider also requires an additional 10% holdback on all US dollar credit card transactions which are paid out to the Company after 180 days. As at December 31, 2013, this holdback totalled $128,915 (2012 - $103,765).

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

4.	Property and Equipment

	Computer	Computer
	Hardware	Software	Total
	$	$	$
Cost:
Balance, December 31, 2011	–	–	–
Additions	7,740	9,500	17,240
Balance, December 31, 2012 and 2013	7,740	9,500	17,240

Accumulated amortization:
Balance, December 31, 2011	–	–	–
Additions	2,831	4,752	7,583
Balance, December 31, 2012	2,831	4,752	7,583
Additions	3,872	4,748	8,620
Balance, December 31, 2013	6,703	9,500	16,203

Carrying amounts:
Balance, December 31, 2012	4,909	4,748	9,657
Balance, December 31, 2013	1,037	–	1,037

5.	Goodwill

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

Shortly after emergence, the guardian sold all of the deliverable shares of the Company, representing 88% of the total issued and outstanding shares, for $240,000. Following the guidance under FASB ASC Topic 852-20 “Reorganizations”, management estimated the value of the shares at $240,000. Accumulated deficit was adjusted to nil, shares of common capital stock were recorded at par, and additional paid in capital was adjusted to record the balance of equity. During the year ended December 31, 2013, the Company recorded an impairment on goodwill of $240,000 (2012 - $nil) as there was no evidence to support the carrying value of goodwill.

6.	Intangible Assets

On July 21, 2009, the Company purchased all the business rights, including domain names, trademarks, proprietary software codes, company intellectual property and formulas for $1,100,000. The assets purchased enabled the Company to operate an online gaming site. The Company began taking bets in September 2011 at which time it began recording amortization.

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

6.	Intangible Assets (continued)

	E-Commerce	Gaming	Customer
	Software	Software	Accounts	Total
	$	$	$	$
Cost:
Balance, December 31, 2011, 2012, and 2013	600,000	300,000	200,000	1,100,000
Accumulated amortization:
Balance, December 31, 2011	33,133	16,667	16,667	66,467
Additions	100,200	50,000	50,000	200,200
Balance, December 31, 2012	133,333	66,667	66,667	266,667
Additions	100,000	50,000	50,000	200,000
Balance, December 31, 2013	233,333	116,667	116,667	466,667
Carrying amounts:
Balance, December 31, 2012	466,667	233,333	133,333	833,333
Balance, December 31, 2013	366,667	183,333	83,333	633,333

7.	Related Party Transactions

(a)

As at December 31, 2013, the Company owed $2,070,464 (2012 - $1,211,890) to the Chief Executive Officer of the Company, which is unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2013, the Company incurred $274,992 (2012 - $290,000) of management salary to the Chief Executive Officer of the Company.

(b)

As at December 31, 2013, the Company owed $304,674 (2012 - $nil) to the Chief Financial Officer of the Company, which is unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2013, the Company incurred $184,992 (2012 - $nil) of management salary to the Chief Financial Officer of the Company.

(c)

As at December 31, 2013, the Company owed $384,992 (2012 - $nil) to a director of the Company, which is unsecured, non-interest bearing, and due on demand. During the year ended December 31, 2013, the Company incurred $184,992 (2012 - $nil) of management salary to this director.

(d)

During the year ended December 31, 2013, the Company incurred rent of $36,000 (2012 - $36,000) and interest expense of $68,783 (2012 - $66,366) to a company controlled by the Chief Executive Officer of the Company. As at December 31, 2013, the Company owed $274,533 (2012 - $205,750), which is unsecured, non-interest bearing, and due on demand.

(e)

As at December 31, 2013, the Company owed $nil (2012 - $562,500) to the former Vice President of the Company, which is unsecured, non-interest bearing, and due on demand. The amount is included in accounts payable and accrued liabilities. During the year ended December 31, 2013, the Company incurred $nil (2012 - $150,000) of management salary to the former Vice President of the Company.

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

7.	Related Party Transactions (continued)

(f)

As at December 31, 2013, the Company owed $nil (2012 - $562,500) to the former Chief Financial Officer of the Company, which is unsecured, non-interest bearing, and due on demand. The amount is included in accounts payable and accrued liabilities. During the year ended December 31, 2013, the Company incurred $nil (2012 - $150,000) of management salary to the former Chief Financial Officer of the Company.

(g)	During the year ended December 31, 2013, the Company incurred $nil (2012 - $50,000) of management salary to the former Secretary of the Company.

8.	Notes Payable to Related Party

At December 31, 2013, the Company owed notes payable of $1,100,000 (2012 - $1,100,000) to a company controlled by the Chief Executive Officer of the Company. The notes are unsecured, bear interest at prime plus 2% per annum, and are due on demand.

9.	Common Stock

On July 24, 2013, the Company re-issued 1,000,000 shares of common stock that were previously cancelled in 2011 due to a clerical error.

10.	Commitments

(a)

In the event of the sale of a majority of the shares of common stock of the Company to a third party, the current Board of Directors and Officers have employment contracts that stipulate they will receive a bonus, the aggregate of which would be at least $1,080,000.

(b)	The Company leases a premise under an agreement expiring on January 1, 2017. The minimum lease payments over the remaining term of the lease are as follows:

Year	$
2014	36,000
2015	36,000
2016	36,000
108,000

11.	Security Agreement

The Company entered into a Loan and Security agreement with Intercapital Management (Canada) Ltd. (“Intercapital”), a company controlled by the Chief Executive Officer of the Company, whereby Intercapital made available a line of credit of $1,000,000. In consideration for the line of credit, the Company granted a security interest by way of: (i) accounts; (ii) software and hardware; (iii) contract rights; and (iv) fixed assets and other assets. Interest is charged at the prime rate plus 2%. The term of the agreement shall continue until the latest of: (a) 60 days after either party provides written notice of termination to the other. As at December 31, 2013 and 2012, the Company had not used the line of credit.

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Consolidated Financial Statements
December 31, 2013
(Expressed in US dollars)

12.	Income Taxes

The Company has a net operating loss carryforward of $3,281,347 available to offset taxable income in future years which commence expiring in fiscal 2027.

The Company is subject to United States federal and state income taxes at an approximate rate of 39%. The reconciliation of the recovery for income taxes at the United States federal statutory rate compared to the Company’s income tax recovery reported is as follows:

	2013	2012
	$	$
Net loss before taxes	(1,379,495)	(864,405)
Statutory rate	43%	39%

Expected tax recovery	589,045	334,200
Permanent differences and other	(98,151)	–
Change in tax rates and true up	(391)	–
Tax rate difference for foreign jurisdiction	(3,763)	–
Change in valuation allowance	(486,740)	(334,200)

Income tax provision	–	–

The significant components of deferred income tax assets and liabilities at December 31, 2013 and 2012 are as follows:

	2013	2012
	$	$
Net operating losses carried forward	1,304,455	882,000
Property and equipment	5,692	2,000
Intangible assets	123,593	63,000
Valuation allowance	(1,433,740)	(947,000)

Net deferred tax asset	–	–

The Company is in arrears on filing its statutory income tax returns and it therefore has estimated the expected amount of loss carryforwards available once the outstanding returns are filed. The Company expects to have net operating loss carryforwards for income tax purposes available to offset future taxable income. In addition, the Company may be subject to penalties and interest for failure to file these returns and related schedules.

13.	Subsequent Event

On April 7, 2014, the Company entered into a consulting agreement pursuant to which the Company will issue 101,000 common shares to the consultant for services rendered. These shares were issued on June 11, 2014.