Form 10-Q
period 2014-03-31
Carlyle Gaming & Entertainment, Ltd.
filed 2014-09-15
CIK 894847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended: March 31, 2014

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ___________ to____________

Commission File Number: 0-20940

CARLYLE GAMING & ENTERTAINMENT LTD.
(Exact name of registrant as specified in its charter)

Delaware	84-1210544
(State or other jurisdiction of	(IRS Employer I.D. No.)
incorporation)

245 Park Avenue
New York, NY 10167
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

Yes [   ] No [ X ]

As of September 9, 2014, there were 45,117,601 shares outstanding of the registrant’s common stock.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CARLYLE GAMING & ENTERTAINMENT LTD.
New York, New York
FINANCIAL REPORTS
AT
March 31, 2014

CARLYLE GAMING & ENTERTAINMENT LTD.
New York, New York
TABLE OF CONTENTS

Consolidated Balance Sheets at March 31, 2014(Unaudited) and December 31, 2013	5

Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013. (Unaudited)	6

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013. (Unaudited)	7

Notes to Consolidated Financial Statements	8

CARLYLE GAMING & ENTERTAINMENT LTD.

Consolidated Financial Statements
Period Ended March 31, 2014 and 2013
(Expressed in US dollars)
(Unaudited)

CARLYLE GAMING & ENTERTAINMENT LTD.
Condensed Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2014	2013
	$	$
	(unaudited)

ASSETS

Current assets

Cash	56,976	–
Prepaid expenses and deposits	11,970	11,970

Total current assets	68,946	11,970

Restricted cash (Note 3)	1,004,103	718,591
Property and equipment (Note 4)	69	1,037
Intangible assets (Note 5)	583,333	633,333

Total assets	1,656,451	1,364,931

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities

Bank indebtedness	–	6
Accounts payable and accrued liabilities	760,167	785,637
Due to related parties (Note 6)	3,407,611	3,034,663
Notes payable to related party (Note 7)	1,100,000	1,100,000

Total liabilities	5,267,778	4,920,306

Nature of operations and continuance of business (Note 1)
Commitments (Note 8)
Subsequent event (Note 10)

Stockholders’ deficit

Preferred stock: 50,000,000 shares authorized, no par value;
No shares issued and outstanding	–	–

Common stock: 100,000,000 shares authorized, $0.001 par value;
45,117,601 shares issued and outstanding	45,117	45,117

Additional paid-in capital	229,453	229,453

Deficit	(3,885,897)	(3,829,945)

Total stockholders’ deficit	(3,611,327)	(3,555,375)

Total liabilities and stockholders’ deficit	1,656,451	1,364,931

(The accompanying notes are an integral part of these consolidated financial statements)

CARLYLE GAMING & ENTERTAINMENT LTD.
Condensed Consolidated Statements of Operations
(Expressed in US Dollars)
(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013
	$	$

Revenue	285,512	14,734

Expenses

Amortization and depreciation	50,968	52,660
Communications	33,594	–
Consulting	22,928	–
General and administrative	15,691	30,689
Management salaries (Note 6)	161,244	161,244
Professional fees	30,000	1,000
Rent (Note 6)	9,000	9,000

Total expenses	323,425	254,593

Net loss before other expenses	(37,913)	(239,859)

Other expenses

Interest expense (Note 6)	(18,039)	(17,229)

Total other expenses	(18,039)	(17,229)

Net loss	(55,952)	(257,088)

Loss per share, basic and diluted	(0.00)	(0.01)

Weighted average shares outstanding	45,117,601	44,117,601

(The accompanying notes are an integral part of these consolidated financial statements)

CARLYLE GAMING & ENTERTAINMENT LTD.
Condensed Consolidated Statements of Cash Flows
(Expressed in US Dollars)
(unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2014	2013
	$	$

Operating activities

Net loss for the period	(55,952)	(257,088)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	50,968	52,660

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(25,470)	49,371
Due to related parties	286,393	173,924

Net cash provided by operating activities	255,939	18,867

Investing activities

Restricted cash	(285,512)	(14,835)
Purchase of property and equipment	–	(4,032)

Net cash used in investing activities	(285,512)	(18,867)

Financing activities

Bank indebtedness	(6)	–
Proceeds from related parties	86,555	–

Net cash provided by financing activities	86,549	–

Change in cash	56,976	–

Cash, beginning of period	–	–

Cash, end of period	56,976	–

Supplemental Disclosures:
Interest paid	–	–
Income taxes paid	–	–

(The accompanying notes are an integral part of these consolidated financial statements)

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

1.	Nature of Operations

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

These consolidated financial statements have been prepared on a going concern basis, which implies that the Company will continue to realize its assets and discharge its liabilities in the normal course of business. As at March 31, 2014, the Company has a working capital deficiency of $5,198,832, and has an accumulated deficit of $3,885,897 since inception. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	Summary of Significant Accounting Policies

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

(b)	Interim Financial Statements

These interim consolidated financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

(c)	Use of Estimates

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

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(d)	Revenue Recognition

The Company’s revenue consists of the betting wins less betting losses paid out and related charge backs. The Company recognizes revenue when those events have transpired at a fixed or determinable price, persuasive evidence of an arrangement exists, and collectability is reasonably assured.

(e)	Comprehensive Loss

ASC 220, “Comprehensive Income”, establishes standards for the reporting and display of comprehensive loss and its components in the consolidated financial statements. As at March 31, 2014 and December 31, 2013, the Company had no items representing comprehensive income or loss.

(f)	Financial Instruments and Fair Value Measures

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

Assets and liabilities measured at fair value on a recurring basis were presented on the Company’s balance sheet as at March 31, 2014 as follows:

	Fair Value Measurements Using
	Quoted prices in active	Significant other	Significant
	markets for identical	observable	unobservable	Balance,
	instruments	inputs	inputs	March 31,
	(Level 1)	(Level 2)	(Level 3)	2014
	$	$	$	$
Cash	56,976	–	–	56,976
Restricted cash	1,004,103	–	–	1,004,103
	1,061,079	–	–	1,061,079

The fair values of other financial instruments, which include accounts payable and accrued liabilities, amounts due to related parties, and notes payable to related party approximate their current fair values because of their nature and respective maturity dates or durations.

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

2.	Summary of Significant Accounting Policies (continued)

(g)	Reclassification

Certain financial statement items have been reclassified from the prior year in order to conform to presentation standards for the current year.

(h)	Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Restricted Cash

The Company used a third party service provider which handles the Company’s hosting and online payment services. Pursuant to the agreement, as the service provider holds the liability for payment to customers for all payouts to the Company’s customers relating to the online gaming services, the service provider requires a one-time refundable security deposit of $1,000,000. As at March 31, 2014, the Company has paid $846,637 (December 31, 2013 - $589,676) relating to this security deposit. The Company and the service provider have agreed that the service provider will withhold proceeds from net revenues until the time that the full security deposit has been paid. As the full amount of the security deposit has not yet been received by the service provider, the service provider has required a guarantee from the Chief Executive Officer of the Company for $250,000 in the event that payouts exceed the Company’s cash balance.

In addition to the security deposits held for credit card payments, the service provider also requires an additional 10% holdback on all US dollar credit card transactions which are paid out to the Company after 180 days. As at March 31, 2014, this holdback totaled $157,466 (December 31, 2013 -$128,915).

4.	Property and Equipment

	Computer	Computer
	Hardware	Software	Total
	$	$	$
Cost:
Balance, December 31, 2013 and March 31, 2014	7,740	9,500	17,240

Accumulated amortization:
Balance, December 31, 2013	6,703	9,500	16,203
Additions	968	–	968
Balance, March 31, 2014	7,671	9,500	17,171

Carrying amounts:
Balance, December 31, 2013	1,037	–	1,037
Balance, March 31, 2014	69	–	69

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

5.	Intangible Assets

On July 21, 2009, the Company purchased all the business rights, including domain names, trademarks, proprietary software codes, company intellectual property and formulas for $1,100,000. The assets purchased enabled the Company to operate an online gaming site. The Company began taking bets in September 2011 at which time it began recording amortization.

	E-Commerce	Gaming	Customer
	Software	Software	Accounts	Total
	$	$	$	$
Cost:
Balance, December 31, 2013 and March 31, 2014	600,000	300,000	200,000	1,100,000

Accumulated amortization:
Balance, December 31, 2013	233,333	116,667	116,667	466,667
Additions	25,000	12,500	12,500	50,000
Balance, March 31, 2014	258,333	129,167	129,167	516,667

Carrying amounts:
Balance, December 31, 2013	366,667	183,333	83,333	633,333
Balance, March 31, 2014	341,667	170,833	70,833	583,333

6.	Related Party Transactions

(a)

As at March 31, 2014, the Company owed $2,303,277 (December 31, 2013 - $2,070,464) to the Chief Executive Officer of the Company, which is unsecured, non-interest bearing, and due on demand. During the three months ended March 31, 2014, the Company incurred $68,748 (2013 - $68,748) of management salary to the Chief Executive Officer of the Company.

(b)

As at March 31, 2014, the Company owed $380,522 (December 31, 2013 - $304,674) to the Chief Financial Officer of the Company, which is unsecured, non-interest bearing, and due on demand. During the three months ended March 31, 2014, the Company incurred $46,248 (2013 - $46,248) of management salary to the Chief Financial Officer of the Company.

(c)

As at March 31, 2014, the Company owed $431,240 (December 31, 2013 - $384,992) to a director of the Company, which is unsecured, non-interest bearing, and due on demand. During the three months ended March 31, 2014, the Company incurred $46,248 (2013 - $46,248) of management salary to this director.

(d)

During the three months ended March 31, 2014, the Company incurred rent of $9,000 (2013 - $9,000) and interest expense of $18,039 (2013 - $17,229) to a company controlled by the Chief Executive Officer of the Company. As at March 31, 2014, the Company owed $292,572 (December 31, 2013 - $274,533), which is unsecured, non-interest bearing, and due on demand.

7.	Notes Payable to Related Party

At March 31, 2014, the Company owed notes payable of $1,100,000 (December 31, 2013 -$1,100,000) to a company controlled by the Chief Executive Officer of the Company. The notes are unsecured, bear interest at prime plus 2% per annum, and are due on demand.

CARLYLE GAMING & ENTERTAINMENT LTD.
Notes to the Condensed Consolidated Financial Statements
March 31, 2014
(Expressed in US dollars)
(unaudited)

8.	Commitments

(a)

In the event of the sale of a majority of the shares of common stock of the Company to a third party, the current Board of Directors and Officers have employment contracts that stipulate they will receive a bonus, the aggregate of which would be at least $1,080,000.

(b)	The Company leases a premise under an agreement expiring on January 1, 2017. The minimum lease payments over the remaining term of the lease are as follows:

Year	$
2014	27,000
2015	36,000
2016	36,000
99,000

9.	Security Agreement

The Company entered into a Loan and Security agreement with Intercapital Management (Canada) Ltd. (“Intercapital”), a company controlled by the Chief Executive Officer of the Company, whereby Intercapital made available a line of credit of $1,000,000. In consideration for the line of credit, the Company granted a security interest by way of: (i) accounts; (ii) software and hardware; (iii) contract rights; and (iv) fixed assets and other assets. Interest is charged at the prime rate plus 2%. The term of the agreement shall continue until the latest of: (a) 60 days after either party provides written notice of termination to the other. As at March 31, 2014 and December 31, 2013, the Company had not used the line of credit.

10.	Subsequent Event

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

Overview

We were incorporated in Colorado on January 4, 1988 under the Company's previous name Patent Pending, Inc., a private company. A change of control of the Company occurred in October 1994 and the Company changed its name from "Patent Pending, Inc." to "Clean-X-Press, Inc.". Another change of control of the Company occurred on May 15, 2008. The Company changed its name to Carlyle Gaming & Entertainment Ltd. and its symbol to CGME, and established a fiscal year end of December 31. We were a development stage company from May 2008 until October 2011. We specialize in owning and operating legal and licensed interactive software-based games of chance including sports wagering facilities which are offered as an online service accessible worldwide through the Internet in legal and licensed jurisdictions.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the Three Months Ended March 31, 2014 as Compared to the Three Months Ended March 31, 2013

For the three months ended March 31, 2014, the Company had total revenue of $285,512 as compared to total revenue of $14,734 for the three months ended March 31, 2013. We expect to generate revenue as we expand our business operations.

Total operating expenses for the three months ended March 31, 2014 were $323,425, compared to total operating expenses for the three months ended March 31, 2013 of $254,593. Included in total operating expenses were management salaries of $161,244, amortization and depreciation expense of $50,968, communications expense of $33,594, and professional fees of $55,000. For the three months ended March 31, 2013, the Company incurred management salaries of $161,244, amortization and depreciation expense of $52,660, communications expense of $nil, and professional fees of $1,000.

Interest expense for the three months ended March 31, 2014 was $18,039 compared to $17,229 for the three months ended March 31, 2013.  The expense is primarily due to our agreements to purchase gaming software and domains and a credit facility with Intercapital Management Ltd. (see credit facilities section below).

The net loss for the three months ended March 31, 2014 was $55,952 as compared to $257,088 for the three months ended March 31, 2013.

Liquidity and Capital Resources and Cash Requirements

At March 31, 2014, the Company had cash of $56,976 compared with bank indebtedness of $6 at December 31, 2013. Furthermore, the Company had a working capital deficit of $5,198,832 compared with $4,908,336 at December 31, 2013. The increase in working capital deficit is attributed to the use of cash for the security deposit and an increase in outstanding day-to-day obligations.

During the three months ended March 31, 2014, the Company received $255,939 of cash from operating activities compared to $18,867 for the three months ended March 31, 2013. The increase in cash from operating activities is due to the increase in revenues earned during the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company used $285,512 of cash for investing activities compared to $18,867 during the three months ended March 31, 2013.

During the three months ended March 31, 2014, the Company received $86,549 of cash from financing activities compared to $nil during the three months ended March 31, 2013.

As of March 31, 2014, we financed our working capital requirements with existing cash balances and existing credit facilities primarily from Intercapital Management (Canada) Ltd. during such periods.

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

Effect of New Accounting Standards

See Note 2, “Summary of Significant Accounting Policies,” included in the Notes to the Condensed Consolidated Financial Statements contained elsewhere in this report for a discussion of recent accounting developments and their impact on our consolidated financial statements. None of the new accounting standards are anticipated to materially impact us.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on the evaluation of these disclosure controls and procedures, and in light of the material weaknesses found in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 using the criteria established in “Internal Control ‐ Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2014, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

2. We did not maintain appropriate financial reporting controls – As of March 31, 2014, our company has not maintained sufficient internal controls over financial reporting for the financial reporting process. As at March 31, 2014, our company did not have sufficient financial reporting controls with respect to timely financial reporting and the ability to process complex accounting issues. Subsequent to March 31, 2014, our company has obtained the necessary assistance to ensure that the performance of complex accounting issues can be performed accurately and on a timely basis.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls. As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control—Integrated Framework issued by COSO.
Attestation Report of the Registered Public Accounting Firm

Saturna Group Chartered Accountants LLP, our independent registered public auditors, was not required to and has not issued an attestation report concerning the effectiveness of our internal control over financial reporting as of March 31, 2014 pursuant to temporary rules of the Securities and Exchange Commission that permit our company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during our last fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.
There were no defaults upon senior securities during the quarter ended March 31, 2014.

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

CARLYLE GAMING & ENTERTAINMENT LTD.
(Registrant)

Dated: September 9, 2014
	By:	/s/ Sandy J. Masselli, Jr.
		Name:	Sandy J. Masselli, Jr.
		Title:	Principal Executive Officer

Dated: September 9, 2014
	By:	/s/ Domenic Filigno
		Name:	Domenic Filigno
		Title:	Principal Financial Officer and
Chief Accounting Officer